Form 10-K
period 2014-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2015-02-11
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2014, the last business day of our most recently completed second fiscal quarter, was $1,673,028,121 based on the closing sale price of $64.85  per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
The registrant had 24,845,418 common shares, par value $0.01 per share, outstanding as of January 30, 2015.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2014 (this "Form 10-K") of Platinum Underwriters Holdings, Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.  In particular, statements using words such as "may", "should", "estimate", "expect", "anticipate", "intend", "believe", "predict", "potential", or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:
•	the occurrence of severe catastrophic events;
•	the effectiveness of our loss limitation methods and pricing models;
•	the adequacy of our ceding companies' ability to assess the risks they underwrite;
•	the adequacy of our estimated liability for unpaid losses and loss adjustment expenses;
•	the effects of emerging claim and coverage issues on our business;
•	our ability to maintain our A.M. Best Company, Inc. ("A.M. Best") and Standard & Poor's Ratings Services ("S&P") financial strength ratings;
•	our ability to raise capital on acceptable terms if necessary;
•	our exposure to credit loss from counterparties in the normal course of business;
•	the availability and cost of collateral arrangements in order to provide reinsurance;
•	the effect on our business of the cyclicality of the property and casualty reinsurance business;
•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry, including the effect of new entrants to the industry;
•	losses that we could face from terrorism, political unrest and war;
•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;
•	the availability of retrocessional reinsurance on acceptable terms;
•	foreign currency exchange rate fluctuations;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;
•	our need to make many estimates and judgments in the preparation of our financial statements;
•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;
•	our ability to retain key executives and attract and retain additional qualified personnel in the future;
•	the effect of technology breaches or failures on our business;
•	the performance of our investment portfolio;
•	the effects of changes in market interest rates on our investment portfolio;
•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;
•	the risk that the proposed merger with RenaissanceRe Holdings Ltd. is not completed and the effect thereof on our business, financial results, ratings and share price;
•	the effect of a delay in the completion of the proposed merger with RenaissanceRe Holdings Ltd. on our share price and operating results;
•	the effect the expenses related to the proposed merger with RenaissanceRe Holdings Ltd. may have on our operating results;
•	the effect of business uncertainties and contractual restrictions while the proposed merger with RenaissanceRe Holdings Ltd. is pending;
•	the potential loss of management personnel or other key employees as a result of the proposed merger with RenaissanceRe Holdings Ltd.;
•	the impact to our shareholders of reduced ownership and voting interests after the proposed merger with RenaissanceRe Holdings Ltd.;
•	the impact of several "investigations of the merger" against Platinum Underwriters Holdings, Ltd. on the completion of the proposed merger with RenaissanceRe Holdings Ltd.;
•	the effects that the imposition of U.S. corporate income tax would have on Platinum Underwriters Holdings, Ltd. and its non-U.S. subsidiaries;
•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;
•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;
•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the "controlled foreign corporation" rules;
•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;
•	the effect of income, premium or other taxes on Platinum Underwriters Holdings, Ltd. or its subsidiaries by other jurisdictions;
•	the effect on our business of potential changes in the regulatory system under which we operate;
•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;
•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;
•	the non-compliance with laws, regulations and taxation on transactions with international counter-parties;
•
the dependence of the cash flows of Platinum Underwriters Holdings, Ltd. on dividends, interest and other permissible payments from its subsidiaries to meet its obligations, and the fact that these dividends and other payments are often limited in amount by applicable law;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and
•	limitations on the ownership, transfer and voting rights of our common shares.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Item 1A, "Risk Factors", in this Form 10-K, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
PART I
Item 1.	Business
General Overview
Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance brokers, to a diverse clientele of insurers and select reinsurers on a worldwide basis.
Platinum Holdings and its consolidated subsidiaries (collectively, the "Company") include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Regency Holdings ("Platinum Regency"), Platinum Underwriters Finance, Inc. ("Platinum Finance") and Platinum Administrative Services, Inc. ("PASI").  The terms "we", "us", and "our" refer to the Company, unless the context otherwise indicates.
We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  PASI is a wholly owned subsidiary of Platinum Finance that provides administrative support services to the Company.
As of December 31, 2014 and 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders' equity and $250.0 million of debt obligations.   Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers, were $3.3 billion and $3.5 billion as of December 31, 2014 and 2013, respectively. Our net premiums written were $492.1 million, $567.1 million and $565.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Our net income was $164.8 million, $223.3 million and $327.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Return on equity was 10.2%, 12.9% and 20.2% for the years ended December 31, 2014, 2013 and 2012, respectively.  Book value per share grew to $69.97 as of December 31, 2014, an increase of 12.7% from $62.07 as of December 31, 2013.

Return on equity and book value per share are non-GAAP measures as defined by Regulation G.  See Item 6, "Selected Financial Data" in this Form 10-K for a reconciliation of these measures.
Merger Agreement
On November 23, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with RenaissanceRe Holdings Ltd., a Bermuda exempted company ("RenaissanceRe"), and Port Holdings Ltd., a Bermuda exempted company and wholly owned subsidiary of RenaissanceRe (the "Acquisition Sub").  Subject to the terms and conditions of the Merger Agreement, Acquisition Sub will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving company and as a wholly owned subsidiary of RenaissanceRe.
Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, shareholders of the Company will be entitled to receive, in exchange for each share of common stock they hold at the effective time of the Merger, either stock or cash consideration with a value equal to the sum of (i) an amount of cash equal to $66.00, (ii) 0.6504 common shares of RenaissanceRe, par value $1.00 per share, or (iii) 0.2960 RenaissanceRe common shares  and an amount of cash equal to $35.96, in each case less any applicable withholding taxes and without interest, plus cash in lieu of any fractional RenaissanceRe common shares such shareholder would otherwise be entitled to receive.  The Merger is expected to close on March 2, 2015, subject to the receipt of shareholder approval and other customary closing conditions.  There can be no assurance that all such closing conditions will be satisfied by March 2, 2015 or at any time thereafter and thus there is no assurance that the Merger will occur.
In addition, on February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a special dividend of $10.00 per common share in connection with its pending Merger with RenaissanceRe.  The special dividend is payable prior to the effective time of the Merger on the closing date of the Merger to shareholders of record at the close of business on the last business day prior to the closing date.  The special dividend is conditioned on the Merger having been approved by the shareholders of the Company at a special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).
See Part III, Item 11. "Executive Compensation" in this Form 10-K for additional information on the terms of the Merger Agreement.
The following discussion of our strategy and business does not give effect to the consummation of the Merger.
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
In the case of excess-of-loss reinsurance, we assume all or a specified portion of the ceding company's risks in excess of a specified claim amount, referred to as the ceding company's retention or our attachment point.  We manage our underwriting risk from excess-of-loss contracts by charging reinsurance premiums at specific retention levels based upon our own underwriting assumptions.  Because ceding companies typically retain a larger loss exposure under excess-of-loss contracts, we believe that they typically have a strong incentive to underwrite risks and adjust losses in a prudent manner.
In the case of proportional reinsurance, we assume a predetermined portion of the ceding company's risks under the covered primary insurance contract or contracts.  The frequency of claims under a proportional contract is usually greater than under an excess-of-loss contract, since we share proportionally in all losses.  Premiums for proportional reinsurance are typically a predetermined portion of the premiums the ceding company receives from its insureds.
Substantially all of the reinsurance that we underwrite is on a treaty basis, which covers a type or category of insurance policies issued by the ceding company.  In limited and opportunistic circumstances, we underwrite facultative reinsurance, where we assume all or a part of a specific insurance policy or policies.
The following table sets forth our net premiums written for the years ended December 31, 2014, 2013 and 2012 by operating segment and by type of reinsurance ($ in thousands):
Net Premiums Written by Operating Segment and Type of Reinsurance

	Years Ended December 31,
	2014		2013		2012
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written
Property and Marine
Excess-of-Loss	$148,825	30%	$173,849	31%	$209,919	37%
Proportional	59,042	12%	55,658	10%	46,263	8%
Subtotal Property and Marine	207,867	42%	229,507	41%	256,182	45%
Casualty
Excess-of-Loss	206,036	42%	223,170	39%	231,379	41%
Proportional	53,773	11%	72,498	13%	55,733	10%
Subtotal Casualty	259,809	53%	295,668	52%	287,112	51%
Finite Risk
Excess-of-Loss	(7)	0%	-	0%	-	0%
Proportional	24,399	5%	41,946	7%	21,706	4%
Subtotal Finite Risk	24,392	5%	41,946	7%	21,706	4%
Combined Segments
Excess-of-Loss	354,854	72%	397,019	70%	441,298	78%
Proportional	137,214	28%	170,102	30%	123,702	22%
Total	$492,068	100%	$567,121	100%	$565,000	100%

The following table sets forth our net premiums written for the years ended December 31, 2014, 2013 and 2012 by operating segment and by geographic location of the ceding company ($ in thousands):
Net Premiums Written by Operating Segment and Geographic Location of the Ceding Company

	Years Ended December 31,
	2014		2013		2012
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written
Property and Marine
United States	$129,893	26%	$137,890	25%	$161,838	28%
International	77,974	16%	91,617	16%	94,344	17%
Subtotal Property and Marine	207,867	42%	229,507	41%	256,182	45%
Casualty
United States	232,458	47%	264,274	46%	258,218	46%
International	27,351	6%	31,394	6%	28,894	5%
Subtotal Casualty	259,809	53%	295,668	52%	287,112	51%
Finite Risk
United States	24,392	5%	41,946	7%	21,706	4%
International	-	0%	-	0%	-	0%
Subtotal Finite Risk	24,392	5%	41,946	7%	21,706	4%
Combined Segments
United States	386,743	78%	444,110	78%	441,762	78%
International	105,325	22%	123,011	22%	123,238	22%
Total	$492,068	100%	$567,121	100%	$565,000	100%

Additional financial information about our operating segments is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Form 10-K.
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
We generally seek to write casualty reinsurance contracts covering established books of insurance products where we believe that past experience provides a reasonable basis to price the reinsurance adequately.  We underwrite new exposures selectively and perform a comprehensive evaluation of the risk and ceding company being reinsured.  We employ underwriters and actuaries who have expertise in a number of areas including:
●	General and Product Liability. We provide reinsurance of various third-party liability coverages to both small and large insureds in both commercial and personal lines predominantly on an excess-of-loss basis. This business includes coverage of commercial, farmowners and homeowners policies as well as third-party liability coverages such as product liability.
●	Professional Liability. We write reinsurance contracts covering professional liability programs, including directors and officers, employment practices, and errors and omissions for professionals such as accountants, lawyers, medical professionals, architects and engineers. The underlying insurance products for these lines of business are generally written on a claims made basis, which requires notification of claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.
●	Umbrella Liability. We provide reinsurance of umbrella policies, which are excess insurance policies that provide coverage, typically for general liability or automobile liability, when claims, individually or in the aggregate, exceed the limit of the original policy underlying the excess policy.
●	Workers' Compensation. We reinsure workers' compensation on a catastrophic basis as well as on a per-claimant basis. We may provide full statutory coverage or coverage that is subject to specific carve-outs. Our exposure to workers' compensation would generally arise from a single occurrence, such as a factory explosion, or earthquake which involves claims from more than one employer.
●	Accident and Health. We provide accident and health reinsurance, most often covering employer self-insured or fully insured health plans, on a quota share and excess-of-loss basis. We also write reinsurance of student health insurance, sports disability, travel accident, Medicare and Medicare supplement and other forms of accident and health insurance.
●	Casualty Clash. We provide casualty clash reinsurance, which covers losses arising from a single event insured under more than one policy or where there are multiple claimants under one policy. This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business.
●	Automobile Liability. We provide automobile liability reinsurance, which relates to the risks associated with the insured's vehicle and third-party coverage for the insured's liability to other parties for injuries, for damage to the insured's property due to the use of the insured vehicle and coverage for uninsured motorists and medical payments.
●	Financial Lines. Financial lines reinsurance includes surety, trade credit and political risk. We provide surety reinsurance to companies that cover risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond. Commercial bonds guarantee compliance with obligations arising out of regulatory or statutory requirements. Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds. Trade credit insurance is purchased by companies to ensure that invoices for goods and services provided to their customers are paid on time. We provide trade credit reinsurance for financial losses sustained through the failure of an insured's customers to pay for goods or services supplied to them. Political risk reinsurance covers the impairment of assets as a result of expropriation, political violence, currency inconvertibility, and the failure by sovereign countries to honor their obligations. The locations of political risks that we reinsure include Asia, Central and Eastern Europe, Latin America, Africa and the Middle East. We also write reinsurance of other types of credit or financial guaranty insurance from time to time.

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
The Company writes business through direct relationships with reinsurance brokers.  Based on in-force premiums written as of December 31, 2014, the brokers we derived the largest portion of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were Aon Benfield for 28%, Marsh & McLennan Companies for 25%, Willis Group Holdings for 16% and Jardine Lloyd Thompson Group plc for 13%. The loss of business relationships with any of these brokers could have a material adverse effect on our business.
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

Ceding Company Selection and Underwriting Evaluation
Before entering into a reinsurance contract, we consider the quality of the ceding company, including the experience and reputation of its management, its capital, its risk management and underwriting strategy and practices and its claims settlement practices and procedures. In addition, we seek to obtain information on the nature of the perils to be covered and, in the case of natural or man-made catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract.  We request information on the ceding company's loss history for the perils proposed to be covered, together with relevant underwriting considerations, which would impact our exposures.  If the program meets all these initial underwriting criteria, we then evaluate the proposal's risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.
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
We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios.  We also use these models to assess the impact of both single and multiple events.  We evaluate the commercial catastrophe exposure models that form the basis for our own proprietary pricing models.  These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients and data compiled by A.M. Best to assess each client's potential for catastrophe losses.  We believe that loss modeling is an important part of the underwriting process for catastrophe exposure pricing.
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
In respect of our property catastrophe exposure, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event relates to United States earthquake and was approximately $205.0 million, or 10.3% of total capital, and $220.0 million, or 11.0% of total capital, as of January 1, 2015 and 2014, respectively.
We also monitor our exposures to accumulating risks for natural perils impacting workers compensation coverage and man-made perils that affect coverage such as umbrella liability, directors' and officers' liability, surety, trade credit and terrorism.

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
Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business.  The failure of retrocessionaires to honor their obligations would result in losses to us.  Consequently, we consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them.  We generally obtain retrocessional coverage from companies rated "A-" or better by A.M. Best unless the retrocessionaire's obligations are collateralized.  We routinely monitor the financial performance and rating status of any material retrocessionaires.
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
Unpaid Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses ("LAE") are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date. Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include the cost of claims that were reported, but not yet paid, and estimates of the cost of claims incurred but not yet reported ("IBNR").  In addition, we estimate our unallocated loss adjustment expense ("ULAE") reserves based on our administrative costs of managing claims.
Unpaid losses and LAE on our consolidated balance sheets represent our best estimates, at a given point in time, of our liability to pay losses and LAE for events that have occurred on or before the balance sheet date.  We do not establish liabilities for unpaid losses and LAE until the occurrence of an event that may give rise to a loss.

Estimates of losses and LAE are established after extensive consultation with individual underwriters, actuarial review of loss development patterns and comparison with industry and our own loss information.  These estimates are based on predictions of future developments and trends, including predictions of claim severity and frequency.  Consequently, estimates of ultimate losses and LAE, and our unpaid liability for losses and LAE, may differ materially from our initial estimates.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates – Unpaid Losses and LAE", in this Form 10-K.
Reconciliation of Claims Reserves
The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Net unpaid losses and LAE as of January 1,	$1,670,171	$1,957,685	$2,385,659
Net incurred losses and LAE related to:
Current year	311,491	328,136	395,661
Prior years	(128,090)	(160,690)	(212,001)
Net incurred losses and LAE	183,401	167,446	183,660
Net paid losses and LAE related to:
Current year	75,511	58,958	95,808
Prior years	326,673	386,408	524,423
Net paid losses and LAE	402,184	445,366	620,231
Net effects of foreign currency exchange rate changes	(18,500)	(9,594)	8,597
Net unpaid losses and LAE as of December 31,	1,432,888	1,670,171	1,957,685
Reinsurance recoverable on unpaid losses and LAE	2,810	1,194	3,597
Gross unpaid losses and LAE as of December 31,	$1,435,698	$1,671,365	$1,961,282

We report changes in estimates of prior years' unpaid losses and LAE, referred to as net favorable or unfavorable loss development, in our consolidated statements of operations in the period in which we make the change.
The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Net favorable loss development	$(127,633)	$(183,293)	$(235,543)
Increase (decrease) in losses attributable to changes in premium estimates	(457)	22,603	23,542
Net incurred losses and LAE - prior years	$(128,090)	$(160,690)	$(212,001)

Net favorable loss development was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios. Prior years' incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income from the increase or decrease in losses attributable to changes in premium estimates, after considering corresponding changes in premium estimates and acquisition expenses, was not significant.

The following table sets forth the net favorable loss development by operating segment for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Property and Marine	$(27,382)	$(71,269)	$(45,664)
Casualty	(97,795)	(103,165)	(182,014)
Finite Risk	(2,456)	(8,859)	(7,865)
Net favorable loss development	$(127,633)	$(183,293)	$(235,543)

The Property and Marine segment net favorable loss development included net favorable loss development related to major catastrophe events of $14.1 million, $41.1 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  For the years ended December 31, 2014, 2013 and 2012, the net favorable loss development related to major catastrophe events resulted primarily from events that occurred during 2010 through 2013.  Property and marine net favorable loss development, excluding major catastrophes, for the years ended December 31, 2014, 2013 and 2012 was primarily attributable to the property per risk and catastrophe excess-of-loss (non-major events) classes.
The Casualty segment net favorable loss development included $82.8 million, $98.2 million and $165.8 million attributable to the long-tailed casualty classes for years ended December 31, 2014, 2013 and 2012, respectively.  The majority of the long-tailed casualty net favorable loss development for the years ended December 31, 2014 and 2013 was attributable to the 2011 and prior underwriting years of the claims made, umbrella and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2012 was attributable to the 2009 and prior underwriting years of the claims made, umbrella, casualty occurrence and international casualty classes.
The Finite Risk segment net favorable loss development was offset by additional profit commissions of $1.9 million, $7.1 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The net favorable loss development for the years ended December 31, 2014, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.
Loss Reserve Development
The table below shows the loss reserve development from December 31, 2004 through December 31, 2014.
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
The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2014 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.
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

Development of Loss and LAE Reserves
($ in thousands)

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Net unpaid losses and LAE as of December 31,	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659	$1,957,685	$1,670,171	$1,432,888
Net unpaid losses and LAE re-estimated as of:
One year later	1,306,708	2,215,635	2,235,849	2,182,249	2,351,083	2,177,178	2,108,308	2,173,658	1,796,995	1,542,084
Two years later	1,277,627	2,149,153	2,129,932	2,076,330	2,217,451	2,075,876	1,915,000	2,045,402	1,683,583
Three years later	1,254,213	2,072,604	2,032,074	1,931,064	2,124,700	1,895,039	1,831,634	1,942,546
Four years later	1,210,091	1,999,484	1,924,117	1,848,172	1,972,937	1,836,005	1,759,422
Five years later	1,170,602	1,934,784	1,868,036	1,739,881	1,934,738	1,775,309
Six years later	1,131,404	1,900,762	1,803,652	1,706,956	1,894,474
Seven years later	1,112,460	1,858,502	1,784,579	1,676,558
Eight years later	1,090,007	1,850,103	1,763,779
Nine years later	1,092,033	1,838,310
Ten years later	1,088,833

Net cumulative redundancy	290,394	430,345	562,448	665,627	557,572	559,699	449,044	443,113	274,102	128,090
Adjustment for foreign currency exchange	(3,571)	14,932	(3,783)	(15,163)	4,835	(6,856)	(1,180)	(14,100)	(23,791)	(15,852)
Cumulative redundancy excluding foreign currency exchange	286,823	445,277	558,665	650,464	562,406	552,842	447,864	429,013	250,311	112,238

Net cumulative paid losses and LAE as of:
One year later	388,700	624,006	577,739	433,961	539,514	497,968	477,758	524,423	386,408	326,673
Two years later	557,226	1,065,607	873,487	725,689	877,863	778,838	733,112	844,596	650,224
Three years later	696,809	1,285,151	1,096,071	952,980	1,112,639	959,568	910,210	1,071,317
Four years later	799,763	1,440,075	1,265,463	1,102,726	1,257,328	1,102,636	1,059,738
Five years later	869,188	1,550,747	1,364,615	1,197,478	1,372,534	1,217,491
Six years later	912,442	1,612,831	1,426,978	1,280,461	1,455,631
Seven years later	944,286	1,647,319	1,487,092	1,335,605
Eight years later	956,971	1,684,065	1,525,602
Nine years later	971,848	1,703,120
Ten years later	983,112

Gross liability-end of year	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506	2,349,336	2,217,378	2,389,614	1,961,282	1,671,365	1,435,698
Reinsurance recoverable on unpaid losses and LAE	1,728	55,335	42,255	18,853	11,461	14,328	8,912	3,955	3,597	1,194	2,810
Net liability-end of year	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659	$1,957,685	$1,670,171	$1,432,888

Gross liability-re-estimated	$1,092,028	$1,900,866	$1,819,588	$1,695,614	$1,909,215	$1,794,465	$1,773,427	$1,950,359	$1,690,765	$1,543,837
Gross cumulative redundancy	$288,927	$423,124	$548,894	$665,423	$554,291	$554,871	$443,951	$439,255	$270,517	$127,527

Investments
Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers, were $3.3 billion and $3.5 billion as of December 31, 2014 and 2013, respectively.    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition", in this Form 10-K for additional discussion and disclosures on our investments and cash and cash equivalents.
The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  We may invest in below investment grade fixed maturity securities, common and preferred stocks, alternative investments and securities denominated in currencies other than the U.S. dollar.  In addition, we may use financial futures and options and foreign currency exchange contracts as part of a hedging strategy.  From time to time, we may make investments of a strategic or opportunistic nature. We evaluate the expected rate of return of various investment classes over the current risk-free rate of return when determining investment allocations.  We also manage the duration of our investment portfolio while considering the duration of our reinsurance and other contractual liabilities.
Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. Government securities or securities explicitly guaranteed by the U.S. Government.  We review our investment guidelines periodically and from time to time may adjust our guidelines.
Our investments are subject to market risks.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.  See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", in this Form 10-K.
The investment valuation process requires significant judgment and involves analyzing factors specific to each security.  When determining the fair value of a security we generally obtain prices from several sources and establish a hierarchy based on the reliability of information.  The determination of whether unrealized losses represent temporary changes in fair value or were the result of other-than-temporary impairments also involves significant judgment.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Valuation of Investments", in this Form 10-K.
The following table summarizes the fair value and net unrealized gains or losses of our investments and cash and cash equivalents as of December 31, 2014 and 2013 ($ in thousands):

	2014		2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$49,485	$99	$4,765	$204
U.S. Government agencies	89,327	1,794	51,122	(725)
Municipal bonds	1,206,349	89,677	1,269,247	48,378
Non-U.S. governments	25,082	84	40,514	541
Corporate bonds	210,089	5,879	227,235	3,140
Commercial mortgage-backed securities	58,880	3,133	77,491	4,850
Residential mortgage-backed securities	124,397	1,922	169,965	266
Asset-backed securities	18,876	2,699	17,531	1,328
Total fixed maturity available-for-sale securities	1,782,485	105,287	1,857,870	57,982
Fixed maturity trading securities:
Non-U.S. governments	90,569	n/a	103,395	n/a
Total fixed maturity trading securities	90,569	n/a	103,395	n/a
Short-term investments:
Trading	-	n/a	66,679	n/a
Total short-term investments	-	n/a	66,679	n/a
Total investments	1,873,054	105,287	2,027,944	57,982
Cash and cash equivalents	1,434,984	-	1,464,418	-
Total investments and cash and cash equivalents	$3,308,038	$105,287	$3,492,362	$57,982

As of December 31, 2014, our cash and cash equivalents were primarily invested in U.S. government treasury bills or non-U.S. government securities.  The remainder of our cash and cash equivalents were held in diversified money market funds or held at financial institutions and included demand and time deposits totaling $98.1 million as of December 31, 2014 and totaling $120.7 million as of December 31, 2013.

Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers, were $3.3 billion and $3.5 billion as of December 31, 2014 and 2013, respectively, and both had a weighted average credit rating of Aa2, primarily measured by Moody's Investors Service ("Moody's").  If a particular security did not have a Moody's rating, then a rating from S&P was generally converted to a Moody's equivalent rating.
The following table summarizes the fair values of our fixed maturity securities and short-term investments by credit quality as of December 31, 2014 and 2013 ($ in thousands):

	2014		2013
Credit Quality	Fair Value	% of Total	Fair Value	% of Total
Aaa	$537,338	28.7%	$628,265	31.0%
Aa	860,705	45.9%	806,282	39.8%
A	259,862	13.9%	359,803	17.7%
Baa	180,079	9.6%	200,437	9.9%
Below investment grade	35,070	1.9%	33,157	1.6%
Total	$1,873,054	100.0%	$2,027,944	100.0%

As of December 31, 2014, there were approximately $13.2 million and $4.6 million of municipal bonds for which ratings of "Aa" and "A", respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as "A" and "Baa", respectively, without the existence of such guarantees.
We consider the estimated duration of our reinsurance and other contractual liabilities when establishing the target duration of our investment portfolio.  Our investable assets had a weighted average duration of 2.5 years and 2.6 years as of December 31, 2014 and 2013, respectively.
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
Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd's of London syndicates are significant competitors on marine business.  On international business, large European reinsurers are significant competitors.  U.S.-based broker market reinsurers are significant competitors on U.S. casualty business.  Our competitors include Allied World Assurance Company Holdings, AG, Arch Capital Group Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Greenlight Capital Re, Ltd., Maiden Holdings, Ltd., Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., RenaissanceRe, Swiss Re Ltd., Third Point Reinsurance Ltd., Transatlantic Reinsurance Company, Validus Holdings, Ltd. and XL Group plc.
Competition has increased in recent years from non-traditional entrants into our industry, such as hedge funds and private equity firms, the proliferation of third-party capital utilization by our competitors, the growth of markets for catastrophic and specialty risks, and the continuing competition to serve customers and capitalize on potential opportunities in the market.  These developments have increasingly become part of the competitive landscape, particularly in the U.S. property catastrophe market.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.
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
As of December 31, 2014, we had a financial strength rating of "A" (Excellent) from A.M. Best that, primarily due to the Merger, was under review with developing implications for each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of "A" indicates A.M. Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  As of December 31, 2014, we had a financial strength rating of "A-" (Strong) from S&P that, primarily due to the Merger, was on credit watch with positive implications for each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of "A-" indicates S&P's opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than companies in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.  Financial strength ratings are not directed toward the protection of investors in Platinum Holdings or its subsidiaries or affiliates.
Employees
As of December 31, 2014, we employed 123 people.
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
Bermuda has recently introduced regulation with respect to insurance groups. These regulations primarily relate to group reporting, group solvency and supervision (including enhanced capital requirements) and group governance.
Bermuda Regulation

Platinum Bermuda and Platinum Holdings are incorporated in Bermuda. The Insurance Act 1978 of Bermuda and related regulations (the "Insurance Act") provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "Authority") which is responsible for the day-to-day supervision of insurers.  The Insurance Act also grants the Authority power to supervise, investigate and intervene in the affairs of insurance companies.  Under the Insurance Act, insurance business includes reinsurance business.  Platinum Bermuda is registered as a Class 4 general business insurer in Bermuda and is regulated as such under the Insurance Act.
An insurer's registration may be canceled by the Authority on grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles. The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Code of Conduct. Platinum Bermuda is required to comply with the Insurance Code of Conduct of the Authority ("Code of Conduct"), which establishes duties and standards insurers must comply with to ensure sound corporate governance, risk management and internal controls. The Authority takes failure to comply with the Code of Conduct into account in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and could result in the Authority exercising its powers of intervention (see "The Authority's Powers of Intervention and Obtaining Information" below).  Compliance with the Code of Conduct is a factor in calculating the operational risk charge applicable in accordance with an insurer's Bermuda Solvency Capital Requirement ("BSCR") model.
Annual Financial Statements and Annual Statutory Financial Return. Platinum Bermuda is required to file financial statements prepared in accordance with generally accepted accounting principles ("GAAP financial statements") and statutory financial statements with the Authority on an annual basis. Platinum Bermuda is also required to file a statutory financial return with the Authority on an annual basis. The statutory financial return for a Class 4 general business insurer includes, among other matters, a general business solvency certificate, a minimum solvency margin calculation, particulars of ceded reinsurance balances, and an opinion of the loss reserve specialist.

Approved Independent Auditor and Approved Loss Reserve Specialist. Platinum Bermuda must appoint an independent auditor approved by the Authority to annually audit and report on Platinum Bermuda's GAAP financial statements, statutory financial statements and the statutory financial return. Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who is normally a qualified actuary, must be approved by the Authority.
Annual Capital and Solvency Return, Capital Requirements and Eligible Capital Requirements.  Platinum Bermuda is required to file a capital and solvency return with the Authority on an annual basis.  The capital and solvency return includes, among other things, the insurer's BSCR model, commercial insurer's solvency self-assessment, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.
Platinum Bermuda is required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement ("ECR") which is calculated using the BSCR model. The BSCR model is a standardized risk-based capital model that provides a method for determining an insurer's capital requirements by taking into account eight categories of risk. The Authority has also established a target capital level equal to 120% of the ECR.  Failure to maintain statutory capital and surplus at least equal to the target capital level could result in increased regulatory oversight by the Authority.
The eligible capital rules require Platinum Bermuda to allocate its capital into three defined tiers based upon qualifying criteria and stipulates the maximum and minimum amounts of eligible capital in each tier that may be used to satisfy its minimum solvency margin and its ECR.
Minimum Solvency Margin and Liquidity Ratio. Platinum Bermuda is required to maintain a minimum solvency margin, calculated based upon its statutory financial statements, equal to the greater of (A) $100 million, (B) 50% of net premiums written, (C) 15% of net aggregate losses and LAE provisions and other insurance reserves not including unearned premium reserves and (D) 25% of the ECR. Platinum Bermuda is also required to maintain a minimum liquidity ratio such that the value of its relevant assets should not be less than 75% of the amount of its relevant liabilities.
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
Restrictions on Dividends and Distributions. Platinum Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its total statutory capital and surplus as shown on its previous fiscal year's statutory balance sheet unless it files an affidavit with the Authority stating that it will continue to meet its minimum solvency margin and minimum liquidity ratio. Platinum Bermuda must obtain the Authority's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous fiscal year's statutory financial statements.
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
Group Supervision and Designated Insurer. The Authority is the group supervisor of the Company and has designated Platinum Bermuda as the designated insurer.  As designated insurer, Platinum Bermuda is required to facilitate compliance by the Company with the insurance solvency and supervision rules (together, "Group Rules").  As group supervisor, the Authority performs a number of supervisory functions including: (i) coordinating the gathering and dissemination of information for other authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of the insurance group; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions.
Certain significant aspects of the Group Rules are set forth below.
Responsibilities and Governance. The Group Rules require the board of directors of Platinum Holdings to establish and effectively implement corporate governance policies and procedures which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the Company.
Annual Financial Statements, Annual Statutory Financial Return and Quarterly Financial Returns.  The Company must file consolidated financial statements prepared under generally accepted accounting principles ("Group GAAP financial statements") and statutory financial statements with the Authority on an annual basis.  The Company is also required to prepare an annual statutory financial return that includes, among other things, an insurance business solvency certificate, particulars of ceded reinsurance balances, a reconciliation from the Group GAAP financial statements to the statutory financial statements, and particulars of members of the Company.  In addition, the Company must file quarterly financial returns comprised of the quarterly unaudited Group GAAP financial statements and particulars of certain intra-group transactions and risk concentrations.
Approved Independent Auditor and Approved Actuary.  The Company must ensure an independent auditor is appointed and approved by the Authority who will annually audit and report on the Group GAAP financial statements.  The Company must ensure that an approved actuary is appointed to provide an opinion in respect of its loss and loss expense provisions as reported in its statutory financial statements.

Annual Capital and Solvency Return, Capital and Solvency Requirements and Eligible Capital Requirements.  The Company is required to file a capital and solvency return with the Authority on an annual basis.  The capital and solvency return includes, among other things, the BSCR model, the solvency self-assessment, a catastrophe risk return, a schedule of eligible capital, and particulars of members of the Company.
The Company is required to maintain available statutory capital and surplus in an amount that is at least equal to its enhanced capital requirement ("Group ECR") calculated using the BSCR model. The Authority has adopted a phase-in approach whereby the Group ECR is set at 60% of the amount calculated using the BSCR model as of December 31, 2014, and will increase in 10% increments until it reaches 100% for the year ending December 31, 2018.  The Authority has also established a target capital level equal to 120% of the Group ECR.
The Company is required to maintain a minimum solvency margin equal to the aggregate minimum solvency margin of each qualifying member of the group (the "Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.
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
Other Restrictions on Dividends and Distributions. The Company and Platinum Bermuda must comply with the provisions of the Companies Act 1981 regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than its liabilities.
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
Any person who becomes a 10%, 20%, 33% or 50% shareholder controller of Platinum Bermuda or Platinum Holdings shall, within 45 days, notify the Authority in writing that he has become such a controller. The definition of shareholder controller is set out in the Insurance Act but generally refers to: (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company; or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company; or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting.
Material Changes. Platinum Bermuda is required to notify the Authority of its intention to effect a material change within the meaning of the Insurance Act.  For the purposes of the Insurance Act, the following changes are material: (i) the acquisition or transfer of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of the company's actuarial, risk management and internal audit functions; (vi) outsourcing all or a material part of an insurer's underwriting activity; (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business; and (viii) the expansion into a material new line of business.  Furthermore, Platinum Bermuda, as the designated insurer, shall be required to notify the Authority within 30 days if any member of the Company effects any material change as defined in clauses (ii) through (viii) above.
On December 10, 2014, the BMA notified RenaissanceRe's special Bermuda counsel in writing that it had no objection to RenaissanceRe's ownership of Platinum Holdings pursuant to the Merger.
The Authority's Powers of Intervention and Obtaining Information. The Authority may require a registered person or a designated insurer to provide such information or documentation as the Authority may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person's auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto.
If the Authority deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may investigate and report on the nature, conduct or state of the insurer's or the insurance group's business, or any aspect thereof, or the ownership or control of the insurer or insurance group.  The Authority has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.

Exempted Companies Restrictions. Platinum Bermuda and Platinum Holdings are registered as "exempted companies" and as such are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for their business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for their officers and employees and held with the consent of the Minister of Finance, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of business carried on outside Bermuda. Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda although the reinsurance of risks undertaken by any company incorporated in Bermuda and authorized to engage in insurance and reinsurance business is permitted.
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
U.S. Regulation
Platinum US is organized, licensed and domiciled in the State of Maryland as a property and casualty insurer, and is licensed, authorized or accredited to write reinsurance in all 50 states of the United States and the District of Columbia.  Although Platinum US is regulated by state insurance regulators and applicable state insurance laws in each state where it is licensed, authorized or accredited, the principal insurance regulatory authority of Platinum US is the Maryland Insurance Administration.
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
Annual Financial Statements. State insurance laws and regulations require Platinum US to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business.  The operations of Platinum US are subject to examination by those state insurance regulators at any time.  Platinum US prepares and files statutory basis financial statements in accordance with accounting practices prescribed or permitted by these insurance regulators.  State insurance regulators conduct periodic examinations of the books and records of insurance companies domiciled in their states as well as perform market conduct examinations of insurance companies doing business in their states.  State insurance regulators generally conduct their various examinations at least once every three to five years.  Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").  Platinum US' most recently completed financial examination by the Maryland Insurance Administration was as of December 31, 2008. There were no adjustments in the examination report to the statutory basis income or equity of Platinum US.  The Maryland Insurance Administration recently commenced an examination of the statutory basis financial statements of Platinum US as of December 31, 2013.
Credit for Reinsurance Ceded. The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation.  Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.  With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in the state where the primary insurer is domiciled.  States also generally permit primary insurers to take credit for reinsurance if the reinsurer: (i) is domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer's state of domicile; and (ii) meets certain financial requirements.  Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which became effective on July 21, 2011, provides that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer; other states are no longer able to require additional collateral from unauthorized reinsurers or otherwise impose their own credit for reinsurance laws on primary insurers that are only licensed in such other states.

In November 2011, the NAIC adopted amendments to its Credit for Reinsurance Model Law and Regulation (the "NAIC Credit for Reinsurance Model Law") to implement reinsurance collateral reform.  Under the amended NAIC Credit for Reinsurance Model Law, collateral requirements may be reduced from 100% for reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in jurisdictions that are found to have strong systems of domestic insurance regulation (each, a "Qualified Jurisdiction").  Once a state legislature enacts the amendments to the NAIC Credit for Reinsurance Model Law and the standards become operative in that state, such reinsurers will be eligible to apply for "certified reinsurer" status and reinsurers that become so certified will be permitted to post collateral at reduced levels in that state.  The new collateral levels will apply on a prospective basis only. Although the NAIC has made the amended NAIC Credit for Reinsurance Model Law an accreditation standard, and the changes permitting reduced collateral are not mandatory, any state has the option of retaining a 100% collateralization requirement if it chooses to do so.  In December 2014, the NAIC approved Bermuda as a Qualified Jurisdiction with respect to certain classes of insurers, including Class 4 insurers such as Platinum Bermuda.  The recognition of Bermuda as a Qualified Jurisdiction should improve Platinum Bermuda's ability to be approved as a "certified reinsurer" in the respective states to which it applies for such status.  Platinum Bermuda held the status of eligible reinsurer (equivalent to certified reinsurer) in Florida under predecessor statutes through December 31, 2014.  A renewal application to continue the eligible reinsurer status in Florida is pending.
Capital and Solvency.  The NAIC uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies.  Maryland has adopted the NAIC's model law.  The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and unpaid losses and LAE, rate of growth and quality of assets, among other measures.  Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy.
In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which will require insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the "material and relevant risks" associated with the insurer's (or insurance group's) current business plans.  Under the ORSA Model Act, an insurer must undertake an internal risk management review no less often than annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group) in accordance with the NAIC's ORSA Guidance Manual, and prepare a summary report ("ORSA Report") assessing the adequacy of the insurer's risk management and capital in light of its current and future business plans.  The ORSA Report will be filed with a company's lead regulator and be available to other domiciliary regulators within the holding company system. The ORSA Model Act must be adopted by the individual states for the new requirements to apply, and specifically in Maryland for the changes to apply to Platinum US.  It is not clear when Maryland or other states will adopt the ORSA Model Act; however, the NAIC is seeking to make the ORSA Model Act part of its accreditation standards for state solvency regulation, which will motivate states to adopt it.
Restrictions on Dividends and Distributions.  Under Maryland insurance law, Platinum US must notify the Maryland Insurance Commissioner (the "Commissioner") within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least ten days prior to the payment or distribution thereof.  The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner's discretion, that after the payment thereof, the policyholders' surplus of Platinum US would be inadequate or could cause Platinum US to be in a hazardous financial condition.  Platinum US must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution from other than earned surplus.  Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:
(1)	10% of the insurer's statutory policyholders' surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or
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
The insurance laws of Maryland prohibit any person from acquiring control of Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner's prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions that may be taken by the Commissioner.  On February 10, 2015, the Maryland Insurance Administration entered an order approving the proposed acquisition of Platinum US by RenaissanceRe.
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

In December 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Model Act and Regulation (the "Amended Holding Company Model Act").  The Amended Holding Company Model Act introduces the concept of "enterprise risk" within an insurance holding company system.  The Amended Holding Company Model Act imposes more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  The Amended Holding Company Model Act must be adopted by the individual states for the new requirements to apply.  Maryland adopted the Amended Holding Company Model Act effective January 1, 2014.  Platinum Holdings' first enterprise risk report to the Maryland Insurance Administration will be due by July 1, 2015.
In December 2014, the NAIC adopted additional amendments to the Amended Holding Company Model Act for consideration by the various states that address the authority of an insurance commissioner to act as group-wide supervisor for an internationally active insurance group or to acknowledge another regulatory official to so act. These changes to the Amended Holding Company Model Act must be enacted by the individual states before they will become effective, and specifically in Maryland for the changes to apply to Platinum US. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these changes may impose on us and our reinsurance subsidiaries.
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
The Dodd-Frank Act created the Federal Insurance Office (the "FIO") within the Department of Treasury headed by a Director appointed by the Treasury Secretary.  Under the Dodd-Frank Act, the Treasury Secretary and U.S. Trade Representative are jointly authorized to enter into certain agreements with foreign governments relating to prudential supervision of the business of insurance or reinsurance.  In implementing such agreements, the FIO has the authority to preempt state law if it is determined that the state law is inconsistent with the international agreement and treats a non-U.S. insurer or reinsurer less favorably than a U.S. insurer or reinsurer.  The FIO's implementation authority over international agreements could potentially result in the preemption of contrary state law, and this authority might be used to affect reinsurance collateral requirements, to the potential benefit of Platinum Bermuda.  It is unknown whether and when any such changes will occur.
The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role.  In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and possible federal involvement in supervision of insurance group holding companies (provided in December 2013), (ii) state regulators' ability to access reinsurance information (provided in November 2013), and (iii) the global reinsurance market (provided in December 2014).  Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, including insurance group holding companies.
Other Regulatory. Government involvement in the insurance and reinsurance markets, both in the United States and worldwide, continues to evolve.  For example, in 2007, Florida enacted legislation that, among other things, increased the access of primary Florida insurers to the Florida Hurricane Catastrophe Fund ("FHCF").  The purpose of the FHCF is to maintain insurance capacity in Florida by providing below market rate reinsurance to insurers for a portion of their catastrophic hurricane losses.  The legislation may have the effect of reducing the role of the private reinsurance market in Florida-based risks.  The Florida legislation and any similar state or U.S. federal legislation could have a material adverse impact on our business, financial condition or results of operations.
Ireland Regulation
Platinum Regency is incorporated in Ireland.  As a holding company, Platinum Regency is not subject to Irish insurance regulation. Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has "profits available for distribution".  The determination of whether a company has profits available for distribution is based on its accumulated profits, not previously distributed or capitalized, less its accumulated realized losses, not previously used as a reduction from capital.
European Union Regulation
The European Union ("EU") is introducing a new regime for the regulation of the insurance and reinsurance sector known as "Solvency II".  Solvency II is a risk-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU.  Solvency II, along with the Omnibus II Directive (a directive intended to amend in part the existing solvency regime), has been the subject of a number of delays in its implementation.  Solvency II is now due to be transposed into national law by EU Member States by March 31, 2015 and will apply to firms from January 1, 2016.  The detail of the Solvency II project will be set out in "delegated acts" and binding technical standards which will be issued by the European Commission and will be legally binding.  A draft delegated act, which sets out more detailed requirements for individual insurance undertakings as well as for groups based on the overarching provisions of Solvency II and which will make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU, was published by the European Commission on October 10, 2014 (the "Draft Delegated Act").  The Draft Delegated Act remains subject to approval by the European Parliament and the European Council.

Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.  One aspect of Solvency II concerns the treatment of reinsurance contracts obtained by EU insurers from reinsurers headquartered in a country outside the EU, including Bermuda and the United States, where our reinsurance subsidiaries are headquartered.  The issue is whether such reinsurance can be taken into account by the EU insurers for capital purposes in the same way as reinsurance obtained from EU reinsurers, or whether the non-EU reinsurers must instead maintain certain minimum credit ratings or provide collateral to the EU insurers.  The Solvency II directive proposes that where the non-EU jurisdiction is found to have a regulatory regime "equivalent" to that of Solvency II (in terms of policyholder and beneficiary protection with respect to reinsurance), reinsurance contracts with non-EU reinsurers shall be treated in the same way as reinsurance contracts with EU reinsurers.
The European Insurance and Occupational Pensions Authority ("EIOPA"), one of three European Supervisory Authorities, delivered an initial technical assessment of the equivalence of the supervisory regime of Bermuda to the European Commission in October 2011. This assessment has recently been updated pursuant to a request by the European Commission and, on December 19, 2014, EIOPA published a consultation paper presenting draft advice to the European Commission in which it supported key aspects of Bermuda's regulatory regime with certain caveats.  There will now be a five week consultation period after which EIOPA expects to publish its final report, which will be submitted to EIOPA's Board of Supervisors before being sent to the European Commission.  EIOPA's advice is expected to allow the European Commission to take informed decisions this year on whether solvency and prudential regimes in Bermuda (as well as Japan and Switzerland) are equivalent to Solvency II.   At present, it is expected that Bermuda (along with Japan and Switzerland) will be Solvency II equivalent, but that the United States will not be.  However, the European Commission is yet to confirm these positions.  To the extent that non-EU countries are not deemed Solvency II equivalent with respect to reinsurance at the time the new solvency regime comes into force, transitional arrangements are expected under the Omnibus II Directive whereby, subject to satisfying certain criteria, non-equivalent regimes will be allowed an extended time period to implement a regime satisfying the Solvency II equivalence criteria.
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
We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters and, consequently, we expect that our loss experience generally will include infrequent events of great severity.  The frequency and severity of catastrophe losses are inherently difficult to predict, therefore, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business and on our results of operations and financial condition, possibly to the extent of eliminating our shareholders' equity.  Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone and type of peril, we expect that those factors will increase the severity of catastrophe losses in the future.  Global climate change may increase the frequency and severity of losses from hurricanes, tornadoes, windstorms, hailstorms, freezes, floods and other weather-related disasters. In addition, larger than expected catastrophe losses may have an adverse impact on our financial condition, results of operations and reputation.
If the loss limitation methods and loss and pricing models we employ are not effective, our financial condition or results of operations could be materially adversely affected.
Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters.  Underwriting requires significant judgment, involving assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.  Reinsurance contracts generally contain limits that restrict the amount that we may be required to pay in the event of a loss.  Our contracts typically contain a per risk limit or an occurrence limit and may contain both.  Some of our contracts contain an aggregate limit.  Property and marine reinsurance contracts with natural catastrophe exposure generally contain occurrence limits.  In addition, our high layer property and marine reinsurance contracts generally contain aggregate limits.  Casualty reinsurance contracts generally contain either a per risk or an occurrence limit.  Casualty clash contracts generally contain an aggregate limit.  Few of our other casualty contracts contain an aggregate limit.  We seek to manage our risk by limiting our estimated probable maximum loss from a catastrophic event in any geographic zone that could be expected to occur once in every 250 years to a specified percentage of total capital.  One or more catastrophic or other events could result in claims that substantially exceed our expectations and could have a material adverse effect on our results of operations and financial condition, possibly to the extent of eliminating our shareholders' equity.  Our loss limitation methods may also include the purchase of retrocessional reinsurance and other types of protection which may prove to be ineffective and have a material effect on our financial condition and results of operations.

We believe that the computer-based loss and pricing models we use to assess each ceding company's potential for catastrophe losses are an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our ceding companies and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.  Our models may not accurately predict changes in weather patterns related to climate change or the impact of these changes.  If climate change or other factors cause more severe or frequent weather-related disasters than we anticipate, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.  Our models include assumptions with respect to the frequency and severity of various sources of loss, including but not limited to damage vulnerability, location of fault lines, demand surge, liquefaction and tsunami.  If such factors for actual events differ from our assumptions, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.
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
We establish liabilities for losses and LAE that we are or will be liable to pay for reinsured claims for events that have occurred on or before the balance sheet date.  At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE.  To the extent these liabilities are determined to be insufficient to cover actual losses or LAE, we will have to increase these liabilities and incur a charge to our earnings, which could have a material adverse effect on our financial condition and results of operations.  In accordance with laws, regulations and accounting principles generally accepted in the United States of America ("U.S. GAAP"), we do not establish liabilities until an event occurs which may give rise to a loss.  Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss we have reinsured.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.  An example of this is the Patient Protection and Affordable Care Act of 2010.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors' and officers' liability insurance and whether the substantial losses from hurricanes were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.
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
As of December 31, 2014, we had a financial strength rating of "A" (Excellent) from A.M. Best that, primarily due to the Merger, was under review with developing implications for each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of "A" indicates A.M. Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  As of December 31, 2014, we had a financial strength rating of "A-" (Strong) from S&P that, primarily due to the Merger, was on credit watch with positive implications for each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of "A-" indicates S&P's opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than companies in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.  Financial strength ratings are not directed toward the protection of investors in Platinum Holdings or its subsidiaries or affiliates.

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
Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders' equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings may require us to raise additional capital through private financings or the capital markets.  Certain of our contracts provide that a cedant may cancel the contract if there is a decline in our equity below specified levels.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us or our shareholders.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.
We have exposure to credit loss from counterparties in the normal course of business.
Reinsurance premiums receivable and funds held by ceding companies are subject to credit risk.  We have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable and funds held.
We may from time to time have credit exposure with respect to retrocessionaires, certain derivative counterparties and counterparties to reinsurance deposit assets.  We consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  We generally obtain retrocessional coverage from companies rated "A-" or better by A.M. Best unless the retrocessionaire's obligations are collateralized.  Our retrocessionaires and counterparties to our derivative contracts and reinsurance deposit assets may be affected by economic events which could adversely affect their ability to meet their obligations to us.
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
Our reinsurance subsidiaries are frequently required to provide collateral to their ceding companies for unpaid liabilities in a form acceptable to applicable state insurance regulators.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the pledging of assets or trust accounts, or funds withheld by ceding companies.
If our credit facilities are not sufficient or if our lenders fail to perform or if we are unable to renew our credit facilities or to arrange for other types of security on commercially acceptable terms, our reinsurance companies' ability to provide reinsurance to clients may be severely limited. For more details on our credit facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity", in this Form 10-K.
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

The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), acts of terrorism, fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers.  Unfavorable market conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed.  Over the last several years, we have also seen a significant increase in overall reinsurance industry capacity resulting from strong financial results and the influx of new competitors.  If we cannot write property and casualty reinsurance at appropriate rates, our business would be significantly and adversely affected.
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
Competition has increased in recent years from non-traditional entrants into our industry, such as hedge funds and private equity firms, the proliferation of third-party capital utilization by our competitors, the growth of markets for catastrophic and specialty risks, and the continuing competition to serve customers and capitalize on potential opportunities in the market.  These developments have increasingly become part of the competitive landscape, particularly in the U.S. property catastrophe market.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.
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
The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA"). TRIPRA expired on December 31, 2014 and was amended and renewed on January 12, 2015 for a six year period.  TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions.  We benefit from TRIPRA as this protection generally inures to our benefit under our reinsurance treaties where terrorism is not excluded.
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
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), shareholders' equity, revenues and expenses, and related disclosures of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our unpaid losses and LAE, investment valuations, income taxes and those estimates used in our risk transfer analysis for reinsurance transactions.  We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our judgments and estimates may not reflect our actual results.  We utilize actuarial models as well as historical insurance industry loss development patterns to establish our loss reserves.  Over time, other common reserving methodologies have begun to be employed.  Actual claims and claim expenses paid may deviate, perhaps materially, from the reserve estimates reflected in our financial statements.   For more details on our estimates and judgments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates", in this Form 10-K.
The covenants in our debt and credit facilities limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
We have incurred indebtedness, and may incur additional indebtedness in the future.  Our indebtedness primarily consists of publicly traded notes and credit facilities consisting of letter of credit and revolving credit facilities.  For more details on our indebtedness, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity", in this Form 10-K.
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
Although we have not experienced any known or threatened cases involving unauthorized access to our information technology systems or unauthorized appropriation of the data contained within such systems, we have no assurance that such technology breaches will not occur in the future.
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

Risks Related to the Merger
Failure to complete the Merger could negatively impact the price of Platinum Holdings' common shares, as well as its future business, financial results and ratings and could adversely impact the Company's abilities to realize the anticipated benefits of the Merger.
The Merger Agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the Merger. There are no assurances that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, then Platinum Holdings may be unable to complete the Merger.
If the Merger is not completed, the ongoing business of Platinum Holdings and its subsidiaries may be adversely affected as follows:
•
the attention of management of the Company will have been diverted to the Merger instead of being directed solely to its own operations and the pursuit of other opportunities that could have been beneficial to it;

•
the manner in which brokers, insurers, cedents and other third parties perceive the Company may be negatively impacted, which in turn could affect its ability to compete for or write new business or obtain renewals in the marketplace;

•	the loss of time and resources;
•	the Company may be required, in certain circumstances, to pay a termination fee of $60.0 million, as provided in the Merger Agreement; and
•	the ratings of Platinum Holdings or its reinsurance subsidiaries may be adversely affected, which could have an adverse effect on its business, financial condition and operating results.
Additionally, in approving the Merger Agreement, the board of directors of Platinum Holdings considered a number of factors and potential benefits, including, in the case of Platinum Holdings, the fact that the Merger consideration to be received by the Platinum Holdings' shareholders (including the special dividend) represented a premium of approximately 24% over the closing share price of Platinum Holdings common shares on November 21, 2014, the last trading day prior to the execution of the Merger Agreement, and a premium of approximately 14% over the all-time highest closing share price of Platinum Holdings common shares on July 15, 2014, in each case based on the closing share price of RenaissanceRe common shares on November 21, 2014.  If the Merger is not completed, neither the Company nor its shareholders will realize these and other anticipated benefits of the Merger. Moreover, Platinum Holdings would also have nevertheless incurred substantial legal and accounting fees and costs and the loss of management time and resources.
The Merger is conditioned on, among other things, the approval by the Company's shareholders.  The Company has scheduled a special meeting of shareholders to consider and vote upon the proposed acquisition and related matters on February 27, 2015.
A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the Company's share price and operating results.
Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected.  If the Merger is not completed, it could have a material adverse effect on the Company's share price.  In addition, any significant delay in consummating the Merger could have a material adverse effect on the Company's operating results and adversely affect the Company's customer relationships and would likely lead to a significant diversion of management and employee attention and potential employee attrition.
Expenses related to the proposed Merger are significant and will adversely affect the Company's operating results.
The Company has incurred and expects to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees.  The Company expects these costs to have an adverse effect on its operating results.  If the Merger is not consummated under certain circumstances, the Company may be required to pay to RenaissanceRe a termination fee of approximately $60.0 million. The Company's financial position and results of operations would be adversely affected if it were required to pay the termination fee to RenaissanceRe.

Platinum Holdings and its subsidiaries will be subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect Platinum Holdings and its subsidiaries' business.
The Merger Agreement requires Platinum Holdings and its subsidiaries to act in the ordinary course of business and restricts Platinum Holdings and its subsidiaries, without the consent of RenaissanceRe, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates.  These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to its business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of the Company which could adversely affect its businesses.
Uncertainty about the effect of the Merger on the Company's employees and customers may have an adverse effect on its business. These uncertainties may impair the Company's ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers and others that deal with each party to seek to change the existing business relationships with the Company. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart or if customers and others that deal with the Company change in an adverse manner their existing business relationships with the Company, its business could be seriously harmed.
Platinum Holdings' shareholders will have reduced ownership and voting interests after the Merger and will exercise less influence over the management of RenaissanceRe than they currently exercise over the management of Platinum Holdings.
After the completion of the Merger, Platinum Holdings' shareholders will own in the aggregate a significantly smaller percentage of RenaissanceRe than they currently own of Platinum Holdings. Based on the number of outstanding RenaissanceRe common shares, securities convertible into RenaissanceRe common shares, Platinum Holdings common shares and securities convertible into Platinum Holdings common shares as of January 26, 2015 and assuming each Platinum Holdings shareholder and each holder of Platinum Holdings equity awards who has the right to make the election receives the standard election consideration, Platinum Holdings' shareholders are expected to own, in the aggregate, immediately following the completion of the Merger, approximately 16.2% of the outstanding RenaissanceRe common shares on a pro forma fully-diluted basis.  In addition, no current directors of Platinum Holdings will join RenaissanceRe's board of directors. Consequently, Platinum Holdings' shareholders as a group will have less influence over the management and policies of RenaissanceRe than they currently exercise over the management and policies of Platinum Holdings.
Several "investigations of the Merger" have been announced by law firms in connection with the possible commencement of a lawsuit against Platinum Holdings challenging the Merger, and if any such lawsuit is filed, an adverse ruling may prevent the Merger from being completed.
On January 16, 2015, Platinum Holdings' board of directors received a letter from counsel to a purported shareholder of Platinum Holdings, alleging certain breaches of fiduciary duties by the board members in connection with the negotiation and approval of the Merger Agreement, demanding that Platinum Holdings' board of directors take certain actions and reserving the right to commence legal action against Platinum Holdings and its board of directors.  In addition, several law firms have issued press releases announcing "investigations of the Merger" raising similar allegations and referencing similar potential litigation.  Any such lawsuit would be expected to seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms.
One of the conditions to the closing of the Merger is that no order, injunction, decree or law shall be in effect that prohibits completion of the merger.  Consequently, if any such lawsuit is commenced and a settlement or other resolution is not reached and the plaintiffs secure injunctive or other relief prohibiting or otherwise adversely affecting RenaissanceRe and Platinum Holdings' ability to complete the merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.
Risks Related to Taxation
The imposition of U.S. corporate income tax on Platinum Holdings and its non-U.S. subsidiaries could adversely affect our results of operations.
We believe that Platinum Holdings, Platinum Bermuda and Platinum Regency each operate in such a manner that none of these companies should be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States.  Nevertheless, because definitive identification of activities that constitute being engaged in a trade or business in the United States has not been established by the tax authorities, the U.S. Internal Revenue Service (the "IRS") may successfully assert that any of these companies is engaged in a trade or business in the United States, or, if applicable, engaged in a trade or business in the United States through a permanent establishment.  If any of these companies were characterized as being so engaged, such company would be subject to U.S. tax at regular corporate rates on its income that is effectively connected ("ECI") with its U.S. trade or business, plus an additional 30% "branch profits" tax on its dividend equivalent amount (generally ECI with certain adjustments) deemed withdrawn from the United States.  Any such tax could materially adversely affect our results of operations.
U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if we are considered to be a passive foreign investment company for U.S. federal income tax purposes.
The term "U.S. Person" means:  (i) an individual citizen or resident of the United States; (ii) a partnership or corporation, created or organized in or under the laws of the United States, or organized under the laws of any State thereof (including the District of Columbia); (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; (iv) a trust if either a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust, or the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes; or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

If Platinum Holdings is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g., through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.  In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. federal income tax laws.  Although there is an exception for purposes of the PFIC rules for non-U.S. insurance companies predominantly engaged in the active conduct of an insurance business, there are currently no regulations regarding the application of the PFIC provisions to an insurance company and there is no other guidance to explain what constitutes the "active conduct of an insurance business for U.S. federal income tax purposes."  New regulations or pronouncements interpreting or clarifying these rules may be forthcoming.  We believe we should not be characterized as a PFIC; however, we cannot assure an investor that we will not be characterized as a PFIC for U.S. federal income tax purposes.  If we are considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
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
The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII).  In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder.  These RPII rules should not apply to dispositions of our shares because Platinum Holdings will not be directly engaged in the insurance business.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in the form of final regulations.  Regulations interpreting the RPII provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), exist only in proposed form.  It is not certain whether these proposed regulations will be adopted in their present form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect.
Holders of 10% or more of our shares may be subject to U.S. income taxation under the "controlled foreign corporation" rules.
A U.S. Person that is a "10% U.S. Shareholder" of a non-U.S. corporation (defined as a U.S. Person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a controlled foreign corporation ("CFC") for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly, or indirectly through non-U.S. entities, on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income", even if the subpart F income is not distributed.  "Subpart F income" of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).  A non-U.S. corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation.
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
The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Reinsurers licensed in Bermuda and the United States are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see Item 1 "Business – Regulation", in this Form 10-K.  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, restrict the ability of Platinum Holdings to pay dividends to its shareholders and of our subsidiaries to pay dividends to Platinum Holdings.
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
The EU is introducing a new regime for the regulation of the insurance and reinsurance sector known as "Solvency II".  Solvency II has been the subject of a number of delays in its implementation.  Solvency II is now due to be transposed into national law by EU Member States by March 31, 2015 and will apply to firms from January 1, 2016.  The Solvency II directive proposes that reinsurance contracts obtained by EU insurers from reinsurers headquartered in a country outside the EU be treated in the same way as reinsurance contracts obtained from EU reinsurers, provided that the non-EU country is found to have a regulatory regime "equivalent" to that of Solvency II in terms of policyholder and beneficiary protection.  Our reinsurance subsidiaries are headquartered in Bermuda and the United States, which are non-EU countries.  At present, it is expected that Bermuda will be Solvency II equivalent but that the United States may not be.  However the European Commission is yet to confirm the position.  If the regulatory regimes of Bermuda and the United States are assessed not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, EU insurers may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements unless we provide collateral for our obligations to EU insurers.  This could have a material adverse impact on our ability to conduct our business. To the extent that non-EU countries are not deemed Solvency II equivalent with respect to reinsurance at the time the new solvency regime comes into force, transitional arrangements are expected under the Omnibus II Directive whereby subject to satisfying certain criteria, non-equivalent regimes will be allowed an extended time period to implement a regime satisfying the Solvency II equivalence criteria.
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
As we provide reinsurance on a worldwide basis, we are subject to an expanding legal, regulatory and tax environment intended to help detect and prevent anti-trust activity, terrorist financing, fraud, tax avoidance and other illicit activity. These requirements include regulations promulgated and administered by the U.S. Department of the Treasury's Office of Foreign Assets Control, The Foreign Corrupt Practices Act of 1977, the Iran Freedom and Counter-Proliferation Act of 2012 and the Foreign Account Tax Compliance Act.  These and other programs prohibit or restrict dealings with certain countries, their governments and, in certain circumstances, their nationals and may require detailed reporting to various administrative parties.  We have developed and implemented policies, procedures, systems and internal controls that are designed to comply with the various requirements.  Non-compliance with any of these regulations could have a material adverse effect on our ability to conduct our business.
Platinum Holdings is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries.
Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All operations are conducted by its wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, Platinum Holdings' sources of cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries.  The making of such payments is limited by applicable law, as set forth in Item 1, "Business - Regulation" in this Form 10-K.  Platinum Holdings depends on such payments for general corporate purposes, for its capital management activities and payment of any dividends to its common shareholders.  For more details on our cash flows, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Liquidity", in this Form 10-K.
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
Platinum Holdings has entered into a Merger Agreement with RenaissanceRe, see Item 1, "Business – General Overview", in this Form 10-K for additional information on the Merger.
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
The Authority may file a notice of objection to any person who has become a controller of any description where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the Authority is required to serve upon the person concerned a preliminary written notice stating the Authority's intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the Authority which shall be taken into account by the Authority in making their final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.  On December 10, 2014, the BMA notified RenaissanceRe's special Bermuda counsel in writing that it had no objection to RenaissanceRe's ownership of Platinum Holdings pursuant to the Merger.
The insurance laws of Maryland, the domiciliary state of Platinum US, prohibit any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner's prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions determined by the Commissioner.  On February 10, 2015, the Maryland Insurance Administration entered an order approving the proposed acquisition of Platinum US by RenaissanceRe.
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
Platinum Holdings and Platinum Bermuda lease office space in Pembroke, Bermuda, where our principal executive office is located.  Platinum US and PASI lease office space in New York, New York.  In addition, Platinum US leases office space in Chicago, Illinois and PASI leases office space in Stamford, Connecticut.  We renew and enter into new leases in the ordinary course of business and anticipate no difficulty in extending our leases or obtaining comparable office facilities in suitable locations.  We consider our facilities to be adequate for our current needs.
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
On January 16, 2015, Platinum Holdings' board of directors received a letter from counsel to a purported shareholder of Platinum Holdings, alleging certain breaches of fiduciary duties by the board members in connection with the negotiation and approval of the Merger Agreement, demanding that Platinum Holdings' board of directors take certain actions and reserving the right to commence legal action against Platinum Holdings and its board of directors.  In addition, several law firms have issued press releases announcing "investigations of the Merger" raising similar allegations and referencing similar potential litigation.  Any such lawsuit would be expected to seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms.
Item 4.	Mine Safety Disclosures

Not applicable.
 PART II
Item 5.	Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common shares are listed on the NYSE under the symbol "PTP".
On February 10, 2015, the last reported sale price for our common shares on the NYSE was $76.25 per share.  The following table shows the high and low per share trading prices of our common shares during each quarter, as reported on the NYSE for the periods indicated:

	Price Range of Common Shares
	High	Low
Year
2014:
Fourth Quarter	$75.50	$57.98
Third Quarter	$66.57	$58.35
Second Quarter	$66.43	$58.91
First Quarter	$61.05	$55.03

2013:
Fourth Quarter	$63.60	$57.84
Third Quarter	$61.06	$56.63
Second Quarter	$59.50	$54.06
First Quarter	$56.34	$46.24

Number of Holders of Common Shares
As of January 30, 2015, there were approximately 43 holders of record of our common shares.  This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by a broker, bank or other nominee for the benefit of beneficial owners who may vote the shares.

Dividends
During the years ended December 31, 2014 and 2013, we paid quarterly cash dividends of $0.08 per common share.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations and cash flows, the financial positions and capital requirements of the Company and its subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.
Pursuant to the terms of the Merger Agreement, Platinum Holdings is prohibited from declaring or paying any dividend or making other distributions on its share capital, other than (i) dividends or distributions paid by a wholly owned subsidiary to it or its subsidiaries, (ii) quarterly cash dividends in the ordinary course of business on Platinum Holdings' common shares with record and payment dates consistent with past practice, in an amount not to exceed $0.08 per common share per quarter and (iii) the special dividend contemplated by the Merger Agreement.
On February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a quarterly dividend of $0.08 per common share.  The quarterly dividend would be payable on March 31, 2015 to shareholders of record on March 2, 2015 and is conditioned on the Merger not having been consummated on or prior to March 31, 2015.
In addition, on February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a special dividend of $10.00 per common share in connection with its pending Merger by RenaissanceRe.  The special dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to shareholders of record at the close of business on the last business day prior to the closing date.  The special dividend is conditioned on the Merger having been approved by the shareholders of the Company at a special meeting of its shareholder on February 27, 2015 (or any adjournment or postponement thereof).  The Merger is expected to occur on or after March 2, 2015, subject to the approval of shareholders of Platinum and the satisfaction of customary closing conditions.  There can be no assurance that all closing such conditions will be satisfied by March 2, 2015 or at any time thereafter and thus there is no assurance that the merger will occur.
See Part III, Item 11. Executive Compensation, in this Form 10-K for additional information on the terms of the Merger Agreement.

The laws of the various jurisdictions in which Platinum Holdings and our subsidiaries are organized restrict the ability of Platinum Holdings to pay dividends to its shareholders and of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, "Business – Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Liquidity", in this Form 10-K for additional information on dividend restrictions.
Purchases of Equity Securities by Us
Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  Pursuant to the terms of the Merger Agreement, the Company is prohibited from repurchasing its common shares without the prior written consent of RenaissanceRe.  There were no purchases of our common shares during the three months ended December 31, 2014.

Performance Graph
The following performance graph compares cumulative total return on our common shares with the cumulative total return on the S&P 500 Composite Stock Price Index (the "S&P 500 Index") and the S&P 500 Property & Casualty Industry Insurance Group Stock Price Index (the "S&P 500 Property & Casualty Insurance Index"), for the period that commenced December 31, 2009 and ended on December 31, 2014.  The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2009 in our common shares, the S&P 500 Index, and the S&P 500 Property & Casualty Insurance Index as measured by the last sale price on the last trading day of each such period.
Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

* Index value as of December 31, 2009 – $100.00
The foregoing performance graph shall not be deemed to be "soliciting material" or "filed" with the SEC or incorporated by reference in any previous or future document filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such performance graph by reference in any such document.

Item 6.	Selected Financial Data
The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  Our data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 were derived from our audited consolidated financial statements not included in this Form 10-K.  The selected financial data should be read in conjunction with our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 beginning on page F-1 of this Form 10-K, and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 40 of this Form 10-K.
Five-Year Summary of Selected Financial Data
(in thousands, except per share amounts)

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net premiums written	$492,068	$567,121	$565,000	$651,514	$760,589
Net premiums earned	506,636	553,413	566,496	689,452	779,994
Net investment income	69,421	72,046	99,947	125,863	134,385
Net realized gains on investments	2,762	23,920	88,754	3,934	107,791
Net impairment losses on investments	(840)	(2,033)	(3,031)	(22,370)	(36,610)
Net losses and LAE	183,401	167,446	183,660	805,437	467,420
Underwriting expenses	168,223	179,253	170,619	180,741	203,705
Net income (loss)	$164,768	$223,278	$327,228	$(224,064)	$215,498

Basic earnings (loss) per common share	$6.28	$7.46	$9.67	$(6.04)	$5.14
Diluted earnings (loss) per common share	6.21	7.35	9.60	(6.04)	4.78
Dividends declared per common share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data:
Total investments and cash and cash equivalents	$3,308,038	$3,492,362	$3,947,694	$4,170,044	$4,212,498
Premiums receivable	125,400	138,454	128,517	159,387	162,682
Total assets	3,687,089	3,923,885	4,333,303	4,551,611	4,614,313
Unpaid losses and LAE	1,435,698	1,671,365	1,961,282	2,389,614	2,217,378
Unearned premiums	111,348	126,300	113,960	121,164	154,975
Debt obligations	250,000	250,000	250,000	250,000	250,000
Shareholders' equity	$1,738,025	$1,746,707	$1,894,534	$1,690,859	$1,895,455

Common shares outstanding	24,841	28,143	32,722	35,526	37,758
Common shares outstanding - diluted	25,404	28,889	34,091	36,471	40,639

Book value per common share	$69.97	$62.07	$57.90	$47.59	$50.20
Fully converted book value per common share	$68.60	$60.64	$56.39	$46.88	$47.48

Return on equity	10.2%	12.9%	20.2%	(12.1%)	11.2%

Reconciliation of Non-GAAP Financial Measures
In presenting the Company's results in the table above as well as in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, management has included financial measures that are not calculated under standards and rules that comprise U.S. GAAP. Such measures, including underwriting income or loss and related underwriting ratios, book value per common share and fully converted book value per common share, are referred to as non-GAAP measures. These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures allow for a more complete understanding of the underlying business.  In addition, return on equity  is used as a financial performance measure in determining compensation, as discussed in Item 11, "Executive Compensation" in this Form 10-K.
These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable U.S. GAAP figures are included below or are included elsewhere within this Form 10-K in accordance with Regulation G.
Underwriting Income (Loss) and Ratios
The Company believes that underwriting income or loss and related underwriting ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments.  Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting. Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, net foreign currency exchange gains or losses, interest expense and other income and expense.
Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net premiums earned.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and other underwriting expense ratios.
Segment underwriting income or loss is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 10 to the "Consolidated Financial Statements" in this Form 10-K.
Book Value and Fully Converted Book Value per Common Share
Book value per common share represents total shareholders' equity divided by the number of common shares outstanding.  Management uses growth in book value per common share as an indicator of the value provided to common shareholders and believes that, over time, book value per common share is a key driver of share price.  The most significant influences on our book value per common share are net income or loss, other comprehensive income or loss and share repurchase activities.
Fully converted book value per common share represents total shareholders' equity, adjusted for the assumed proceeds from the exercise of share options, divided by the number of common shares outstanding, adjusted for the assumed exercise or vesting of all outstanding share options and restricted share units.

The following summary sets forth the calculation of book value and fully converted book value per common share  for the years ended December 31, 2014 and 2013 ($ and amounts in thousands, except per share amounts):

	2014	2013
Market price per share at period end	$73.42	$61.28

Shareholders' equity	$1,738,025	$1,746,707
Add: Proceeds from exercise of share options	4,601	4,994
Shareholders' equity - diluted	$1,742,626	$1,751,701

Basic common shares outstanding	24,841	28,143
Add: Common share options (1)	136	148
Add: Restricted share units	427	598
Diluted common shares outstanding	25,404	28,889

Book value per common share
Book value per common share	$69.97	$62.07
Fully converted book value per common share	$68.60	$60.64

(1)	Options with an exercise price below the market price per share at period end.
Return on Equity
Return on equity represents net income available to common shareholders divided by the beginning shareholders' equity for the year, adjusted for material capital transactions during the year.  Management uses return on equity as a financial performance measure in determining incentive compensation as set forth in Item 11, "Executive Compensation" in this Form 10-K.
The following table sets forth the calculation of return on equity for the years ended December 31, 2014, 2013 and 2012, respectively ($ in thousands):

	2014	2013	2012
Net income	$164,768	$223,278	$327,228

Shareholders' equity, beginning of the year	1,746,707	1,894,534	1,690,859
Weighted average adjustments for material capital transactions:
Share repurchases	(123,878)	(181,685)	(68,818)
Other	48	12,521	1,551
Adjusted shareholders' equity, beginning of the year	$1,622,877	$1,725,370	$1,623,592

Return on equity	10.2%	12.9%	20.2%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Form 10-K.  This Form 10-K contains forward-looking statements that involve risks and uncertainties.  Please see the "Note on Forward-Looking Statements" on page 1 of this Form 10-K.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management has included certain schedules containing financial measures that are not calculated under standards and rules that comprise U.S. GAAP.  See Item 6, "Selected Financial Data" in this Form 10-K for additional information.
Overview
As of December 31, 2014 and 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders' equity and $250.0 million of debt obligations.   Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers, were $3.3 billion and $3.5 billion as of December 31, 2014 and 2013, respectively.  Our net premiums written were $492.1 million, $567.1 million and $565.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Our net income was $164.8 million, $223.3 million and $327.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Return on equity was 10.2%, 12.9% and 20.2% for the years ended December 31, 2014, 2013 and 2012, respectively.  Book value per share grew to $69.97 as of December 31, 2014, an increase of 12.7% from $62.07 as of December 31, 2013.
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
The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), acts of terrorism, fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers.  Unfavorable market conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed.  Over the last several years, we have also seen a significant increase in overall reinsurance industry capacity resulting from strong financial results and the influx of new competitors.  These factors influence the total supply of underwriting capacity in the market which tends to drive the cyclical nature of the business.
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
In 2012, 2013 and 2014, the reinsurance industry financial results have reflected lower than average global natural and man-made catastrophes and continuing prior years' favorable development.  In addition, losses and LAE on many lines of business continued to be lower than their long-term averages.  These financial results have bolstered reinsurers' balance sheets.  Additionally, new capital from non-traditional sources has grown significantly.  Combining the additional supply with flat or reduced demand from buyers of reinsurance has resulted in substantial risk-adjusted rate reductions in some property catastrophe lines as at January 1, 2015 and smaller but still significant reductions in other property and marine and casualty lines of business.
Terms and conditions in certain classes of reinsurance have been relaxed in favor of the buyers of reinsurance.  This may be expected to reduce the potential profitability of the business assumed by reinsurance companies.  The alteration to and broadening of terms and conditions also potentially alters the behavior of ceding companies as they can write underlying business that may have been previously unprofitable.

Competition has increased in recent years from non-traditional entrants into our industry, such as hedge funds and private equity firms, the proliferation of third-party capital utilization by our competitors, the growth of markets for catastrophic and specialty risks, and the continuing competition to serve customers and capitalize on potential opportunities in the market.  These developments have increasingly become part of the competitive landscape, particularly in the U.S. property catastrophe market.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.
Government-backed entities also represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.
Current Outlook
The following discussion of our current outlook does not give effect to the consummation of the Merger.
As noted above, property and casualty reinsurance business is a cyclical business.  Presently, we believe the business to be in a phase of the cycle characterized by excess underwriting capacity.  Below average insured losses from major catastrophes and an influx of capacity during 2013 and 2014 had the effect of decreasing rates and weakening terms and conditions for reinsurance business written in the second half of 2014 and at January 1, 2015.  In many lines of business, rates are approaching the minimum level we would expect in order for the business to provide appropriate returns.  We may write less premium in 2015 if there is a continued decrease in pricing and weakening of terms and conditions. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure.
In the Property and Marine segment, we believe that property catastrophe exposed reinsurance rates for peak zones and perils will remain under pressure for the balance of the year.  We currently anticipate that the portfolio of business we write in our Property and Marine segment during 2015 will be less than our current in-force book of business as a result of a softening reinsurance market environment and the effect of the pending Merger.  Our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.
In the Casualty segment, we expect casualty insurance and reinsurance capacity to remain abundant for the rest of 2015.  If this is the case, the potential for improvement in the risk adjusted total return we are able to achieve on this business will be limited.  We believe the casualty market is presently such that reinsurance rate adequacy is expected to produce returns at or below our cost of capital.  Under these conditions many treaties do not meet our pricing standards.  Accordingly, we expect to write a smaller portfolio in our Casualty segment during 2015 as compared with our current in-force book of business.
In the Finite Risk segment, we expect only minor activity for 2015, reflecting a continued lack of demand for finite risk covers, and we will continue focusing our efforts on our other lines of business.
Our investment portfolio continues to be supported by investment returns from fixed income assets of high credit quality and moderate interest rate risk.  In light of the pending Merger, we do not anticipate investing in riskier assets.
Absent a major event in the insurance or capital markets, we expect continued pressure on reinsurance rate adequacy.  We will continue with our strategy of responding to changes in market conditions and of underwriting for profitability, not market share.
Based on our current reserve position, our net in-force portfolio of reinsurance business, our asset portfolio, and our underwriting prospects for the near term, we believe that we are strongly capitalized with a comfortable capital cushion above the rating agency targets for a company with our ratings.  If the business performs as we anticipate, our capital cushion would grow over time.  Under those conditions we would have the financial flexibility to expand our underwriting, hold riskier assets, or buy back shares.  Our decision-making will be guided by the pricing we observe in the various markets.
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
When estimating premiums written and earned, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 60 classes).  Within each class, business is further segregated by the year in which the contract incepted (the "Underwriting Year"), starting with 2002, our first year of operations.  Classes that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company's historical premium versus projected premium, (2) the ceding company's history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company's competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management aggregates  these estimates by class and Underwriting Year and reviews them with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of premiums written and earned are based on the selected ultimate premium estimate, the terms and conditions of the reinsurance contracts and the remaining exposure from the underlying policies. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.
Uncertainty of Estimates
The following table sets forth our estimated and reported premiums receivable and unearned premiums as of December 31, 2014 and 2013, respectively ($ in thousands):

	2014	2013
Estimated premiums receivable	$112,336	$117,937
Reported premiums receivable	13,064	20,517
Reinsurance premiums receivable	$125,400	$138,454

Unearned premiums	$111,348	$126,300
As of December 31, 2014, the selected estimates of premiums receivable were higher than the initial estimates made by our underwriters by $4.0 million or 3.2%, and unearned premiums were lower than the initial estimates made by our underwriters by $1.0 million or 0.9%.  We believe that we reasonably could have made an increase of between $0 and $4.0 million for premiums receivable and a decrease of between $0 and $1.0 million for unearned premiums.  As of December 31, 2013, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $3.1 million or 2.2% and by $0.9 million or 0.7%, respectively.  We believe that we reasonably could have made a decrease of between $0 and $3.1 million for premiums receivable and between $0 and $0.9 million for unearned premiums.  Key factors that affect premium estimates of our underwriters and management include: (1) the competition in many classes of business that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.

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

During the years ended December 31, 2014, 2013 and 2012, we recorded net premiums written of $492.1 million, $567.1 million and $565.0 million.  In those years, we recorded increases in prior year net premiums written of $2.5 million, $47.1 million and $44.8 million, respectively.  Substantially all of the change in prior year net premiums written relates to the two most recent underwriting years and was primarily the result of updated premiums reported by our ceding companies.  During the year ended December 31, 2014, we recorded a decrease in prior year net premiums earned of $1.2 million and, during the years ended December 31, 2013 and 2012, we recorded increases in prior year net premiums earned of $30.6 million and $30.4 million, respectively.  The effect on net income from changes in estimates of prior years' net premiums earned, after considering corresponding changes in losses and acquisition expenses attributable to those changes in premiums, was not significant. We do not believe that the changes in prior years' premium estimates in 2014, 2013 and 2012 are indicative of prospective net premium adjustments in future years because conditions and trends that affected prior years' premium estimates may not exist in the future.
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
Our actuaries prepare estimates of our ultimate liability for unpaid losses and LAE based on various actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method, each of which is discussed below.  We believe that the quantitative actuarial methods used to estimate our liabilities are enhanced by management's professional judgment.  We review the actuarial estimates of our liability and determine our best estimate of the liabilities to record as unpaid losses and LAE in our consolidated financial statements.  We use the same processes and procedures for estimating unpaid losses and LAE for annual and interim periods.
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
We receive information from ceding companies regarding our liability for unpaid losses and LAE.  This information varies but typically includes information regarding the ceding company's paid losses and case reserves and may include a ceding company's estimate of IBNR.  We may increase or decrease case reserves based on receipt of additional information from the ceding companies.  Adjustments that we make to reported case reserves are generally referred to as "additional case reserves."
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

As of December 31, 2014 and 2013, the liabilities recorded on our consolidated balance sheets for unpaid losses and LAE were $1.4 billion and $1.7 billion, respectively.  These amounts exclude any amounts we may recover from our retrocessionaires under coverage we purchased for such losses.  We record estimates of amounts we expect to recover from retrocessionaires as assets on the consolidated balance sheets.  The following table sets forth our case reserves, additional case reserves and IBNR by segment as of December 31, 2014 and 2013 ($ in thousands):

	Property and Marine (1)	Casualty	Finite Risk	Total
December 31, 2014
Case reserves	$163,435	$364,802	$28,592	$556,829
Additional case reserves	16,416	28,625	-	45,041
IBNR	76,670	714,723	42,435	833,828
Total unpaid losses and LAE	$256,521	$1,108,150	$71,027	$1,435,698

December 31, 2013
Case reserves	$205,432	$392,767	$25,117	$623,316
Additional case reserves	36,808	23,306	-	60,114
IBNR	116,714	828,101	43,120	987,935
Total unpaid losses and LAE	$358,954	$1,244,174	$68,237	$1,671,365

(1)	Includes $118.5 million and $223.6 million of reserves related to major catastrophes as of December 31, 2014 and 2013, respectively.

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
Reserves - Excluding Major Catastrophes
Reserves, excluding major catastrophes, were $1.3 billion as of December 31, 2014, representing 92% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 60 classes).  Within each class, the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.
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

Initial Loss Estimates
Generally, estimates of ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium.  The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process and (2) our historical loss ratios and combined ratios adjusted for rate change and trend.  These judgments take into account management's view of past, current and future factors that may influence ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence ultimate loss ratios and losses.
Changes in Loss Estimates
The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from initial expected loss ratio also requires judgment.  We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances.  This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. While we continue with this approach, in the fourth quarter of 2012 we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development pattern than we had in the past.  For further discussion, see "Independent Actuarial Review" below.
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
Loss development patterns are determined utilizing actuarial analysis, including management's judgment, and are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry loss development patterns.  Information that may cause future loss development patterns to differ from historical loss development patterns is considered and reflected in our selected loss development patterns as appropriate.  For property and health classes, these patterns indicate that a substantial portion of the ultimate losses are reported within two to three years after the contract is effective.  Casualty loss development patterns can vary from three years to over twenty years depending on the type of business.
In property and marine classes, the loss development patterns are primarily based on our historical reported loss data.  For all classes, historical data by effective date and business type is used to determine loss development patterns that reflect each year's reinsurance contract inception date distribution and the distribution of underlying business written on a losses occurring basis versus on a risk attaching basis.  Loss development patterns are analyzed for various reinsurance sub-classes and an overall pattern for each Underwriting Year is determined by the mix of business within that Underwriting Year.
In casualty classes, the loss development patterns are primarily based on our historical reported loss data and that of our predecessor, and for the North American casualty classes they are supplemented by industry data from the Reinsurance Association of America ("RAA") and Insurance Services Offices, Inc.  Due to the long loss development pattern in general liability, various sources are used to estimate the end of the loss development pattern referred to as the "tail".  To estimate the tail, we supplement our historical data, and the data available from our predecessor, with industry data, generally from the RAA, and data received from external actuarial firms.  Loss development patterns are analyzed for various reinsurance sub-classes and an overall pattern for each Underwriting Year is determined by the mix of business within that Underwriting Year.
We analyze historical loss development patterns and may adjust them for observed anomalies.  For example, we observed that loss development patterns were much slower in Underwriting Years that were characterized by especially intense competition, known as the "soft market", particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by ceding companies and the deterioration in underwriting standards during these periods.  In determining our loss development patterns for certain classes, we may exclude certain historical data from the soft market years.  However, one of the risks of excluding some of the data from those years is that we could be obscuring trends in loss development patterns.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For certain reinsurance contracts, historical loss development patterns may be developed from ceding company data or other sources.

Reserves - Major Catastrophes
Generally, an event causing more than $1 billion of insured property losses to the insurance industry, as estimated by Property Claims Services or other sophisticated independent loss estimate providers, or $10 million of property and/or marine losses to the Company is considered and tracked as a major catastrophe.  Net losses from major catastrophes consist of gross losses and LAE, net of any retrocessional recoveries and reinstatement premiums earned.   Unpaid losses and LAE related to major catastrophes were $118.5 million, which represented 8% of our total unpaid losses and LAE, as of December 31, 2014.
Our underwriters will typically prepare an initial estimate of our ultimate losses for a major catastrophe event on a contract-by-contract basis.  This estimate is typically based on the Company's portfolio modeling, discussions with brokers and ceding companies, market share analysis and a review of the Company's in-force contracts, as well as claims information and analysis, if any, received from brokers and ceding companies.  Our actuaries and underwriters will also consider a variety of factors, including:  (1) the credibility of ceding company estimates, (2) whether the ceding company estimates include IBNR and (3) whether the ceding company information is current.  After reviewing loss estimates and other information with our underwriters, our actuaries make an estimate of ultimate loss.
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
For additional information on major catastrophe events for which we have established specific reserves  in 2014, 2013 and 2012 see the "Results of Operations" set forth below in this Form 10-K.
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
Initial Expected Loss Ratio
The initial expected loss ratios are key inputs to our loss estimation process and are derived from historical data and involve a high degree of judgment.  The selection of the initial expected loss ratios also takes into account management's view of past, current and future factors that may influence expected ultimate losses.  Because of the high degree of judgment required in establishing initial expected loss ratios, there is uncertainty in the resulting estimates.
Reported Losses to Date
The frequency and severity of reported losses relative to anticipated frequency and severity of losses is one of the most influential factors and is largely dependent on the loss experience of our ceding companies.  Reported loss experience is a key input to our loss estimation process and, if loss experience reported in periods subsequent to estimating the ultimate losses are materially greater or less than anticipated, we may adjust the ultimate loss ratio accordingly.  Adjustments to increase or decrease a prior year's ultimate loss ratio are generally referred to as unfavorable or favorable loss development.

Loss Development Patterns
The loss development patterns are also key inputs to our loss estimation process.  Loss development patterns reflect the time lag between the occurrence and settlement of a loss.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration, in connection with health related claims, in a claimant's physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to potential additional time lags in the receipt of information as the primary insurer reports claims to the broker who in turn reports to us.  As of December 31, 2014, we did not have any significant back-log related to our processing of assumed reinsurance information.  All of the foregoing factors can impact the loss development patterns.
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
Earned Premiums
Changes in estimates of prior years' earned premiums can also affect prior years' ultimate losses.  Our actuaries consider factors affecting all key inputs to actuarial techniques when determining the credibility of indications.
Independent Actuarial Review
We regularly engage internationally recognized independent actuarial firms to review our unpaid losses and LAE.  Actuarial reviews were performed in 2006, 2009 and 2012 by independent actuarial firms.  Each of these reviews provided a low and a high estimate of the Company's unpaid losses and LAE and indicated that the Company's loss reserves at the time of the review were within the low and high estimates indicated by the review.  In 2012, the Company engaged the independent actuarial firm that had performed the 2006 review to perform an actuarial review of all reserving classes and engaged the independent actuarial firm that had performed the 2009 review to perform a separate review of certain North American casualty classes.
As part of the 2006, 2009 and 2012 reviews, the independent actuarial firms also provided shorter and longer loss development patterns by reserving class.  Generally, the loss development patterns provided by the independent actuarial firms from the 2012 review were shorter than the patterns produced in the 2006 and 2009 reviews, indicating that losses were expected to be reported faster than previously estimated by the firms. The shorter patterns generally resulted in lower indicated loss ratios.  The Company's actuarial staff applied these shorter loss development patterns from the 2012 review for certain of our classes to develop alternative indications of ultimate losses.  During 2014, both firms provided updates of these patterns.  We considered these alternative indications, along with the indications developed using loss development patterns determined by the Company's own actuaries, in the selection of ultimate loss ratios.
In the 2012 actuarial review, the Company's unpaid losses and LAE as of March 31, 2012 were at the high end of the range of reasonable estimates provided by the independent actuarial firm, mainly due to two factors: (1) the shorter loss development patterns used by the independent actuarial firm and (2) faster recognition of favorable reported loss experience by the independent actuarial firm in the selection of ultimate loss ratios.  We incorporated these factors in developing alternative indications of ultimate losses, which, together with the favorable variance in reported losses, led to significant favorable development of our loss reserves for prior years.
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

Variability of Outcomes
The liability for unpaid losses and LAE as of the balance sheet date represents management's best estimate of the ultimate liabilities as of that date.  The actuarial techniques used by our actuaries in estimating our liabilities produces a central estimate of ultimate losses and LAE for each class and underwriting year.  These techniques do not produce a range of reasonably possible outcomes.  For some classes, the ultimate value of the liability for unpaid losses and LAE will not be known for decades.  We expect that the ultimate value will differ from current estimates as losses are reported and paid and that difference could be material as reported losses reflect the actual emergence of factors that influence claim costs.  We believe, however, that as a greater percentage of losses are reported, the likelihood of material changes to ultimate losses declines.  Each quarter, we re-estimate ultimate losses and LAE and reflect updated information in those estimates.
During the years ended December 31, 2014, 2013 and 2012, we experienced net favorable loss development of $127.6 million, $183.3 million, and $235.5 million, respectively.  The net favorable loss development was attributable primarily to a level of cumulative losses reported to us by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses, as discussed further in Item 1, "Business – Unpaid Losses and Loss Adjustment Expenses", in this Form 10-K.
During 2014, 2013, and 2012, approximately $126.2 million, $165.1 million and $151.9 million, respectively, of the net favorable loss development was attributable to lower reported loss experience than we expected.  In addition, in the fourth quarter of 2012 we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development timeline than we had previously.  This earlier recognition accounted for $57.6 million of the net favorable loss development for the year ended December 31, 2012.  Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future.  The factors that may result in differences between our current estimates of loss liability and our ultimate loss liability are set forth above under "Uncertainty of Estimates" in this Form 10-K.
Sensitivity of Estimates
Initial expected loss ratios and loss development patterns are two key inputs to our loss estimation process.  We exercise judgment in establishing key inputs at the beginning of an underwriting year and also as we modify the key inputs, as appropriate, throughout the loss development period.  Changes in the initial expected loss ratio and the loss development patterns resulted in net favorable loss development of $1.4 million, $18.2 million and $26.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.
We have selected the initial expected loss ratio and the loss development patterns for sensitivity analysis.  Ultimate loss estimates for the North American casualty excess-of-loss classes of business, which generally have the longest loss development patterns, have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2014 was $549.8 million, which was 66% of the total IBNR at that date.  The estimates of unpaid losses and LAE related to North American casualty excess-of-loss classes of business have a higher degree of uncertainty and, consequently, reasonable alternatives to our selected initial expected loss ratios and loss development patterns could vary significantly.
For example, if we increased the initial expected loss ratio for these classes by 5 points from 69% to 74%, we would increase the IBNR for these classes by $38.8 million, which represents approximately 4% of unpaid losses and LAE for these classes as of December 31, 2014.  If we increased the initial expected loss ratio for these classes by 10 points from 69% to 79%, we would increase the IBNR for these classes by $77.1 million, which represents approximately 9% of unpaid losses and LAE for these classes as of December 31, 2014.
As another example of key assumption sensitivity, if we shortened the estimated loss development patterns related to North American casualty excess-of-loss classes by 5%, we would decrease the IBNR for these classes by $85.1 million, which represents approximately 10% of unpaid losses and LAE for these classes as of December 31, 2014.  If we shortened the estimated loss development patterns by 10%, we would decrease the IBNR for these classes by $147.3 million, which represents approximately 17% of unpaid losses and LAE for these classes as of December 31, 2014.
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
Valuation of Investments
As of December 31, 2014, our investments and cash and cash equivalents totaled $3.3 billion, consisting of $1.9 billion of fixed maturity securities and $1.4 billion of cash and cash equivalents.   Investments we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from net income or loss, and included in shareholders' equity as a component of accumulated other comprehensive income, net of deferred taxes.  Investments we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option, are classified as trading securities.  Trading securities are reported at fair value, with fair value adjustments included in net realized gains on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

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
Fair Value
The accounting guidance related to fair value measurements addresses the recognition and disclosure of fair value measurements where those measurements are either required or permitted by the guidance.  The fair values of our financial assets and liabilities addressed by this guidance are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management's assumptions about what market participants' assumptions would be in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy is comprised of the following three levels:
Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;
Level 2:	Valuations are based on prices obtained from index providers, independent pricing vendors or broker-dealers using observable inputs for financial assets and liabilities; and
Level 3:	Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair value of financial assets or liabilities
The fair value of our fixed maturity securities and short-term investments is based on prices primarily obtained from index providers, pricing vendors, or broker-dealers using observable inputs.  Index providers utilize external sources and pricing models to value index-eligible securities across numerous sectors and asset classes.  Pricing vendors collect, edit, maintain, evaluate and model data on a large number of securities utilizing primarily market data and observable inputs.  Broker-dealers value securities through proprietary trading desks primarily based on observable inputs.  As of December 31, 2014, approximately 51% of the fair value of our fixed maturity securities was valued using prices obtained from index providers and 49% using prices obtained from pricing vendors. As of December 31, 2014, there was one security valued using a price from a broker-dealer.
The number of prices we obtained per security varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference generally given to prices provided by index providers and pricing vendors.  Pricing sources may be assigned to a particular security based upon the provider's expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices that we have obtained from pricing sources.  However, if we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.
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
The fair value measurements of our investments classified as Level 3 were approximately 0.2% of our total investments as of December 31, 2014.  Specifically, the fair value measurements of our sub-prime asset-backed securities classified as Level 3 used significant unobservable inputs that include prepayment rates, probability of default and loss severity in the event of default.  The prices we obtained to determine these measurements were based upon unadjusted third party pricing sources.
For further discussion on fair values of investments see "Financial Condition – Liquidity – Sources of Liquidity" in this Form 10-K.

Other-Than-Temporary Impairments
We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment ("OTTI").  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length of time and magnitude of an unrealized loss, specific credit events, changes in credit ratings, the collateral structure, the credit support that may be applicable, discussions with our investment managers and other public information.
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
We also consider our intent to sell available-for-sale securities and the likelihood that we will be required to sell these securities before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the creditworthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security, representing the difference between the security's amortized cost and its fair value, is recognized as a net impairment loss in the consolidated statements of operations at the time we determine our intent is to sell.
We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $3.7 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.
For additional information on our investment portfolio including the credit quality and the net unrealized gain and loss of our investments as of December 31, 2014, see "Financial Condition – Liquidity – Sources of Liquidity" in this Form 10-K.
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
Net deferred tax assets were $17.5 million and $25.1 million for the years ended December 31, 2014 and 2013, respectively.  At each balance sheet date, we evaluate the recoverability of the net deferred tax assets, considering the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2014 and 2013.  See Note 7 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K for additional information on income taxes.
Risk Transfer Analysis for Reinsurance Transactions
Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been satisfied.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits.
All of our assumed and ceded contracts are reviewed by our underwriters. Contracts that trigger certain criteria are subjected to a more detailed risk transfer analysis by management. Our risk transfer analysis evaluates significant assumptions related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms, and involves management's judgment, experience, and interpretations. See Notes 1 and 3 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K for additional information regarding our reinsurance deposit assets and liabilities.

Results of Operations

In discussing our Results of Operations, in addition to referring to certain non-GAAP financial measures as defined in Item 6, "Selected Financial Data", in this Form 10-K, we also refer to other financial measures such as net losses from major catastrophes and net favorable or unfavorable development.
Generally, an event causing more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company is considered and tracked as a major catastrophe.  Net losses from major catastrophes consist of gross losses and LAE, net of any retrocessional recoveries and reinstatement premiums earned.
Net favorable or unfavorable development is the development of prior years' unpaid losses and LAE and the related impact of premiums and commissions.  Net favorable or unfavorable loss development, the unpaid losses and LAE component of net favorable or unfavorable development, excludes the related impact of premiums and commissions.
Net income and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	2014	2013	2012
Underwriting income	$155,012	$206,714	$212,217
Net investment income	69,421	72,046	99,947
Net realized gains on investments	2,762	23,920	88,754
Net impairment losses on investments	(840)	(2,033)	(3,031)
Other revenues (expenses)	(44,353)	(42,642)	(45,663)
Income before income taxes	182,002	258,005	352,224
Income tax expense	(17,234)	(34,727)	(24,996)
Net income	$164,768	$223,278	$327,228
Weighted average shares outstanding - diluted	26,524	30,334	33,981
Diluted earnings per common share	$6.21	$7.35	$9.60

2014 versus 2013:  The decrease in net income for the year ended December 31, 2014 as compared with the year ended December 31, 2013 was primarily due to decreases in underwriting income and net realized gains on investments, partially offset by a decrease in income tax expense.  The decrease in diluted earnings per common share was due to the decrease in net income, partially offset by a decrease in the diluted weighted average shares outstanding.  The decrease in the diluted weighted average shares outstanding related to share repurchases during the last twelve months.

2013 versus 2012:  The decrease in net income and diluted earnings per common share for the year ended December 31, 2013 as compared with the year ended December 31, 2012 was primarily due to decreases in net investment income and net realized gains on investments.
Underwriting Results

2014 versus 2013:  Net underwriting income was $155.0 million and $206.7 million for the years ended December 31, 2014 and 2013, respectively.  The decrease in the net underwriting income was primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes for the year ended December 31, 2014 as compared with the year ended December 31, 2013. We also had an increase in losses from the North American catastrophe excess-of-loss (non-major events) class and an underwriting loss in our North American crop class as compared with underwriting income in our North American crop class in the same period in 2013.
Net favorable development was $126.4 million and $173.2 million for the years ended December 31, 2014 and 2013, respectively.
Net losses from current year major catastrophes were $5.1 million and $26.1 million for the years ended December 31, 2014 and 2013, respectively.

2013 versus 2012:  Net underwriting income was $206.7 million and $212.2 million for the years ended December 31, 2013 and 2012, respectively.  The change in the net underwriting income reflected a decrease in net favorable development, offset by a decrease in net losses from current year major catastrophes and underwriting income in our North American crop class as compared with an underwriting loss in our North American crop class for the same period in 2012.
Net favorable development was $173.2 million and $234.0 million for the years ended December 31, 2013 and 2012, respectively.
Net losses from current year major catastrophes were $26.1 million and $68.9 million for the years ended December 31, 2013 and 2012, respectively.
The following discussion and analysis reviews our underwriting results by operating segment.
Property and Marine
The following table sets forth underwriting results, ratios and the change year over year for the Property and Marine segment for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	Increase (decrease)	2012	Increase (decrease)
Gross premiums written	$220,461	$240,449	$(19,988)	$260,818	$(20,369)
Ceded premiums written	12,594	10,942	1,652	4,636	6,306
Net premiums written	207,867	229,507	(21,640)	256,182	(26,675)
Net premiums earned	211,640	222,010	(10,370)	253,604	(31,594)
Net losses and LAE	69,779	34,421	35,358	132,580	(98,159)
Net acquisition expenses	40,074	38,342	1,732	34,342	4,000
Other underwriting expenses	31,087	30,898	189	31,140	(242)
Property and Marine segment underwriting income	$70,700	$118,349	$(47,649)	$55,542	$62,807

Underwriting ratios:
Net loss and LAE	33.0%	15.5%	17.5 points	52.3%	(36.8) points
Net acquisition expense	18.9%	17.3%	1.6 points	13.5%	3.8 points
Other underwriting expense	14.7%	13.9%	0.8 points	12.3%	1.6 points
Combined	66.6%	46.7%	19.9 points	78.1%	(31.4) points

2014 versus 2013:  The Property and Marine segment underwriting income decreased by $47.6 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013, primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes.   We also had an increase in losses from North American catastrophe excess-of-loss (non-major events) class and an underwriting loss in our North American crop class as compared with underwriting income in our North American crop class in the same period in 2013.
Net favorable development was $26.2 million and $67.5 million for the years ended December 31, 2014 and 2013, respectively.
Net losses from current year major catastrophes were $5.1 million and $26.1 million for the years ended December 31, 2014 and 2013, respectively.  Net losses from 2014 major catastrophes for the year ended December 31, 2014 were attributable to Property Claims Services ("PCS") Catastrophe 45, a tornado and hailstorm event, primarily in Nebraska.  Net losses from 2013 major catastrophes for the year ended December 31, 2013 were attributable to German hailstorms, floods in central and eastern Europe, primarily in Germany, and PCS Catastrophe 14, tornadoes in the U.S. Midwest, primarily in Oklahoma.

2013 versus 2012:  The Property and Marine segment underwriting income increased by $62.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to a decrease in net losses from current year major catastrophes, an increase in net favorable development and underwriting income in our North American crop class as compared with an underwriting loss in our North American crop class in the same period in 2012.
Net losses from current year major catastrophes were $26.1 million and $68.9 million for the years ended December 31, 2013 and 2012, respectively.  Net losses from 2012 major catastrophes for the year ended December 31, 2012 were attributable to Hurricane Sandy, PCS Catastrophes 66 and 67, tornado and hailstorm events, primarily in Kentucky and Tennessee, PCS Catastrophe 74, severe weather, including a tornado and hailstorm event in the U.S. Midwest, PCS Catastrophe 83, a U.S. multi-day straight line wind and thunderstorm event and Hurricane Isaac.
Net favorable development was  $67.5 million and $50.1 million for the years ended December 31, 2013 and 2012, respectively.
Net Premiums Written and Earned
The Property and Marine segment generated 42.2%, 40.5% and 45.3% of our net premiums written for the years ended December 31, 2014, 2013 and 2012, respectively.

2014 versus 2013:  The Property and Marine segment gross premiums written decreased by $20.0 million, and by $19.2 million excluding reinstatement premiums written related to major catastrophes, for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  Gross premiums written also reflected a decrease in prior years' premium estimates of $0.4 million for the year ended December 31, 2014 and an increase to prior years' premium estimates of $5.2 million for the year ended December 31, 2013.  Excluding the impact of changes to prior years' premium estimates and reinstatement premiums related to major catastrophes, gross premiums written decreased $13.6 million. The decrease in gross premiums written was primarily due to decreases in the property catastrophe and property per risk excess-of-loss classes, partially offset by an increase in the North American property proportional class. The decrease in gross premiums written resulted primarily from fewer opportunities that met our underwriting standards and a reduction in rates.

Net premiums earned decreased by $10.4 million for the year ended December 31, 2014 as compared with 2013 primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

2013 versus 2012: The Property and Marine segment gross premiums written decreased by $20.4 million, and by $12.0 million excluding reinstatement premiums written related to major catastrophes, for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  The decrease in gross premiums written was primarily due to decreases in the crop and catastrophe classes partially offset by one large new contract in the North American property proportional class for the year ended December 31, 2013 as compared with 2012.  The decrease in gross premiums written resulted primarily from fewer opportunities that met our underwriting standards and a reduction in rates.

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
Net Losses and LAE
The following table sets forth the components of net losses and LAE for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Current year major catastrophes	$(5,883)	$(27,737)	$(78,901)
Prior years' favorable loss development	27,382	71,269	45,664
Calendar year losses, excluding current year major catastrophes and prior years' loss development	(91,278)	(77,953)	(99,343)
Net losses and LAE	$(69,779)	$(34,421)	$(132,580)

2014 versus 2013:  Net losses and LAE increased by $35.4 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  The increase in net losses and LAE was primarily due to a decrease in net favorable loss development, an increase in losses from catastrophe losses from non-major events and an underwriting loss in our North American crop class as compared with underwriting income in our North American crop class in the same period in 2013.  This was partially offset by a decrease in net losses from current year major catastrophes.
2013 versus 2012:  Net losses and LAE decreased by $98.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  The decrease in net losses and LAE was primarily due to a decrease in net losses from current year major catastrophes, an increase in net favorable loss development and an improvement in our underwriting result in our North American crop class.
Current Year Major Catastrophe Losses
The Property and Marine segment net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 2.7 points, 12.5 points and 30.2 points for the years ended December 31, 2014, 2013 and 2012, respectively.
The pre-tax net losses from 2014 major catastrophes were $5.1 million, including reinstatement premiums of $0.8 million, and related to PCS Catastrophe 45 for the year ended December 31, 2014.

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

Any favorable or unfavorable development related to these major catastrophes subsequent to December 31, 2013 is included in prior years' loss development, as described below, for the major catastrophe class of business.

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

Any favorable or unfavorable development related to these major catastrophes subsequent to December 31, 2012 is included in prior years' loss development, as described below, for the major catastrophe class of business.

Prior Years' Loss Development
2014 versus 2013:  The Property and Marine segment net favorable loss development was $27.4 million and $71.3 million for the years ended December 31, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 12.8 points and 31.3 points for the years ended December 31, 2014 and 2013, respectively.  Net favorable loss development for the years ended December 31, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.
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
The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$14,098	$(7)	$(754)	$13,337
Property per risk	4,945	(54)	142	5,033
Catastrophe excess-of-loss (non-major events)	3,304	110	315	3,729
Crop	2,108	(92)	-	2,016
Marine, aviation and satellite	1,856	(384)	(266)	1,206
Other	1,071	(186)	-	885
Total	$27,382	$(613)	$(563)	$26,206

Net favorable development in the major catastrophes class arose primarily from the Tohoku earthquake, the New Zealand earthquakes in 2011 and Hurricane Sandy, partially offset by net unfavorable development from the September 2010 New Zealand earthquake.  Net favorable development in the property per risk class arose primarily from the 2013 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2012 and 2013 underwriting years. Net favorable development in the crop class arose primarily from 2013 underwriting year.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years, partially offset by net unfavorable development from the Costa Concordia loss in the 2011 underwriting year. A change in loss development patterns in this class contributed $1.2 million to the net favorable development.
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

Net favorable development in the major catastrophes class arose primarily from Hurricane Sandy and the Tohoku earthquake, partially offset by net unfavorable development on a marine loss related to Hurricane Ike.  Net favorable development in the property per risk class arose from most prior underwriting years, with the majority from the 2012 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 through 2012 underwriting years.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  Net favorable development in the property proportional class arose primarily from the 2010 through 2012 underwriting years, partially offset by net unfavorable development from the 2007 and 2008 underwriting years.  A change in the loss development patterns contributed $0.8 million to the net favorable development in this class.  Net favorable development in the crop class arose primarily from the 2012 underwriting year.
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
Calendar Year Losses - Excluding Current Year Major Catastrophes and Prior Years' Loss Development

2014 versus 2013:  The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years' loss development, were $91.3 million and $78.0 million for the years ended December 31, 2014 and 2013, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years' loss development, were 43.2% and 34.8% for the years ended December 31, 2014 and 2013, respectively.  The increase in calendar year losses and the calendar year loss ratio resulted primarily from an increase in losses from our North American catastrophe excess-of-loss (non-major events) class in 2014 of $12.7 million as compared with 2013 and an underwriting loss in our North American crop class in 2014 of $3.1 million as compared with underwriting income of $4.1 million in the same period in 2013.  The calendar year losses and the related loss ratios, excluding current year major catastrophes, prior years' loss development, North American non-major catastrophe events and the underwriting result from our North American crop class, were 43.0% and 47.1% for the years ended December 31, 2014 and 2013, respectively.  Calendar year losses and related loss ratios were also impacted by changes in the mix of business.

2013 versus 2012:  The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years' loss development, were $78.0 million and $99.3 million for the years ended December 31, 2013 and 2012, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years' loss development, were 34.8% and 41.6% for the years ended December 31, 2013 and 2012, respectively.  The decrease in calendar year losses and the related loss ratios, excluding current year major catastrophes and prior years' loss development, resulted primarily from underwriting income in our North American crop class in 2013 as compared with an underwriting loss for the same period in 2012.  Underwriting income related to our 2013 North American crop class was $4.1 million for year ended December 31, 2013, and the underwriting loss in our 2012 North American crop class was $17.6 million for the year for the year ended December 31, 2012, as a result of the severe drought conditions in the United States.  The calendar year losses and the related loss ratios, excluding current year major catastrophes, prior years' loss development and the underwriting result from our North American crop class, were 38.0% and 38.1% for the years ended December 31, 2013 and 2012, respectively.  Calendar year losses and related loss ratios were also impacted by changes in the mix of business.
Net Acquisition Expenses

2014 versus 2013:  The Property and Marine segment net acquisition expenses were $40.1 million and $38.3 million for the years ended December 31, 2014 and 2013, respectively.  The net acquisition expense ratios were 18.9%  and 17.3%, for the years ended December 31, 2014 and 2013, respectively. The increase in net acquisition expenses and the net acquisition expense ratio for the year ended December 31, 2014 as compared with 2013 was primarily due to an increase in North American proportional business, which has a higher acquisition expense ratio than the remainder of the segment, and a reduction in property catastrophe business, which has a lower acquisition expense ratio than the remainder of the segment. Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

2013 versus 2012:  The Property and Marine segment net acquisition expenses were $38.3 million and $34.3 million, for the years ended December 31, 2013 and 2012, respectively. The net acquisition expense ratios were 17.3% and 13.5% for the years ended December 31, 2013 and 2012, respectively.  The increase in net acquisition expenses and the net acquisition expense ratio for the year ended December 31, 2013 as compared with 2012 was primarily due to one new contract in the property proportional class that has a higher acquisition expense ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.
Other Underwriting Expenses
2014 versus 2013: The Property and Marine segment other underwriting expenses were $31.1 million and $30.9 million for the years ended December 31, 2014 and 2013, respectively.
2013 versus 2012:  The Property and Marine segment other underwriting expenses were $30.9 million and $31.1 million for the years ended December 31, 2013 and 2012, respectively.
Casualty
The following table sets forth  underwriting results, ratios and the change year over year for the Casualty segment for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):
	2014	2013	Increase (decrease)	2012	Increase (decrease)
Net premiums written	$259,809	$295,668	$(35,859)	$287,112	$8,556
Net premiums earned	267,224	297,888	(30,664)	294,122	3,766
Net losses and LAE	95,080	115,888	(20,808)	43,763	72,125
Net acquisition expenses	66,404	71,648	(5,244)	68,987	2,661
Other underwriting expenses	22,022	23,149	(1,127)	22,937	212
Casualty segment underwriting income	$83,718	$87,203	$(3,485)	$158,435	$(71,232)

Underwriting ratios:
Net loss and LAE	35.6%	38.9%	(3.3) points	14.9%	24.0 points
Net acquisition expense	24.8%	24.1%	0.7 points	23.5%	0.6 points
Other underwriting expense	8.2%	7.8%	0.4 points	7.8%	- points
Combined	68.6%	70.8%	(2.2) points	46.2%	24.6 points

2014 versus 2013:  The Casualty segment underwriting income decreased by $3.5 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013, primarily due to a decrease in net favorable development.  Net favorable development was $99.6 million and $103.9 million for the years ended December 31, 2014 and 2013, respectively.
2013 versus 2012:  The Casualty segment underwriting income decreased by $71.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to a decrease in net favorable development.  Net favorable development was $103.9 million and $184.1 million for the years ended December 31, 2013 and 2012, respectively.

Net Premiums Written and Earned
The Casualty segment generated 52.8%, 52.1% and 50.8% of our net premiums written for the years ended December 31, 2014, 2013 and 2012, respectively.

2014 versus 2013:  The Casualty segment net premiums written decreased by $35.9 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  Net premiums written reflected an increase in prior years' premium estimates of $3.4 million and $32.7 million for the years ended December 31, 2014 and 2013, respectively.  Excluding the impact of increases to prior years' premium estimates, net premiums written decreased by $6.5 million.
Net premiums earned decreased by $30.7 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  Net premiums earned reflected a decrease in prior years' premium estimates of $0.8 million for the year ended December 31, 2014 and an increase in prior years' premium estimates of $20.2 million for the year ended December 31, 2013.  Excluding the impact of changes to prior years' premium estimates, net premiums earned decreased by $9.6 million. Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

2013 versus 2012:  The Casualty segment net premiums written increased by $8.6 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  Net premiums written in the years ended December 31, 2013 and 2012 reflected increases to prior years' premium estimates of $32.7 million and $34.8 million, respectively.  Excluding the impact of increases to prior years' premium estimates, net premiums written increased by $10.7 million, primarily due to more opportunities in the accident and health class, partially offset by a decrease in North American casualty excess-of-loss business due to fewer opportunities that met our underwriting standards.

Net premiums earned increased by $3.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  Net premiums earned increased as a result of the increases in net premiums written in the current period.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.
Net Losses and LAE
The following table sets forth the components of net losses and LAE for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Prior years' favorable loss development	$97,795	$103,165	$182,014
Calendar year losses, excluding prior years' loss development	(192,875)	(219,053)	(225,777)
Net losses and LAE	$(95,080)	$(115,888)	$(43,763)

2014 versus 2013:  Net losses and LAE decreased by $20.8 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  In 2014, we had a similar calendar year loss ratio as 2013 but on lower premiums earned.  We also had a decrease in net favorable loss development in 2014 as compared with the same period in 2013.
2013 versus 2012:  Net losses and LAE increased by $72.1 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to a decrease in net favorable loss development.
Prior Years' Loss Development
2014 versus 2013:  The Casualty segment net favorable loss development was $97.8 million and $103.2 million for the years ended December 31, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 37.2 points and 34.6 points for the years ended December 31, 2014 and 2013, respectively.  Net favorable loss development for the years ended December 31, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  In addition, we regularly review and update our initial expected loss ratios and loss development patterns based on our loss experience.  For the years ended December 31, 2014 and 2013, net favorable loss development of $2.2 million and $15.7 million, respectively, was attributable to these changes in loss development patterns and initial expected loss ratios.

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
The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$31,928	$(343)	$904	$32,489
North American umbrella	29,429	(687)	-	28,742
International casualty	15,823	437	438	16,698
Financial lines	13,279	(137)	405	13,547
North American clash	6,950	13	229	7,192
Accident and health	1,606	326	(125)	1,807
Other	(1,220)	121	253	(846)
Total	$97,795	$(270)	$2,104	$99,629

Net favorable development in the North American claims made class arose primarily from the 2003 through 2011 underwriting years, partially offset by net unfavorable development arising from the 2007 and 2012 underwriting years and net unfavorable development of $5.6 million arising from changes in initial expected loss ratios and loss development patterns.  Net favorable development in the North American umbrella class arose from 2005 through 2011 underwriting years, including a reduction in construction related claims of $9.4 million. Changes in expected loss ratios and loss development patterns contributed $7.2 million of net favorable development in this class.   Net favorable development in the international casualty class arose from 2005 and 2008 through 2012 underwriting years. A change in the loss development patterns contributed $1.1 million of net unfavorable development in this class.  Net favorable development in the financial lines class arose primarily from political risk exposure in the 2005 through 2008 underwriting years and trade credit exposure from the 2006, 2007, 2012 and 2013 underwriting years. Net favorable development in the North American clash class arose primarily from the 2006 through 2012 underwriting years. Net favorable development in the accident and health class arose primarily from the 2011 through 2013 underwriting years.
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
Calendar Year Losses - Excluding Prior Years' Loss Development
2014 versus 2013:  The Casualty segment calendar year losses, excluding prior years' loss development, were $192.9 million and $219.1 million for the years ended December 31, 2014 and 2013, respectively. The calendar year loss ratios, excluding prior years' loss development, were 72.8% and 73.5% for the years ended December 31, 2014 and 2013, respectively.  Calendar year losses and related loss ratios, excluding prior years' loss development, were impacted by changes in the mix of business.
2013 versus 2012:  The Casualty segment calendar year losses, excluding prior years' loss development, were $219.1 million and $225.8 million for the years ended December 31, 2013 and 2012, respectively. The calendar year loss ratios, excluding prior years' loss development, were 73.5% and 77.4% for the years ended December 31, 2013 and 2012, respectively.  The decrease in calendar year losses and the related loss ratios, excluding prior years' loss development, was primarily due to lower initial expected loss ratio estimates in the current year for several North American casualty classes as we lowered our estimates as a result of better than expected historical loss experience.  Also, there was a lower loss ratio in the financial lines class in 2013 as compared with 2012.  Calendar year losses and related loss ratios, excluding prior years' loss development, were also impacted by changes in the mix of business.
Net Acquisition Expenses
2014 versus 2013:  The Casualty segment net acquisition expenses were $66.4 million and $71.6 million for the years ended December 31, 2014 and 2013, respectively.  The net acquisition expense ratios were 24.8% and 24.1% for the years ended December 31, 2014 and 2013, respectively.  The decrease in net acquisition expenses was due to a decrease in earned premiums. The increase in the net acquisition expense ratio was primarily the result of an increase in ceding commissions on proportional business. The net acquisition expense ratio was also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.
2013 versus 2012:  The Casualty segment net acquisition expenses were $71.6 million and $69.0 million for the years ended December 31, 2013 and 2012, respectively. The net acquisition expense ratios were 24.1% and 23.5% for the years ended December 31, 2013 and 2012, respectively.  The increase in net acquisition expenses and related net acquisition expense ratios for the year ended December 31, 2013 as compared with 2012 was the result of changes in the mix of business.

Other Underwriting Expenses
2014 versus 2013:  The Casualty segment other underwriting expenses were $22.0 million and $23.1 million for the years ended December 31, 2014 and 2013, respectively.
2013 versus 2012:  The Casualty segment other underwriting expenses were $23.1 million and $22.9 million for the years ended December 31, 2013 and 2012, respectively.
Finite Risk
The following table sets forth underwriting results, ratios and the change year over year for the Finite Risk segment for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	Increase (decrease)	2012	Increase (decrease)
Net premiums written	$24,392	$41,946	$(17,554)	$21,706	$20,240
Net premiums earned	27,772	33,515	(5,743)	18,770	14,745
Net losses and LAE	18,542	17,137		7,317
Net acquisition expenses	7,326	13,777		12,108
Net losses, LAE and acquisition expenses	25,868	30,914	(5,046)	19,425	11,489
Other underwriting expenses	1,310	1,439	(129)	1,105	334
Finite Risk segment underwriting income (loss)	$594	$1,162	$(568)	$(1,760)	$2,922

Underwriting ratios:
Net loss and LAE	66.8%	51.1%		39.0%
Net acquisition expense	26.4%	41.1%		64.5%
Net loss, LAE and acquisition expense	93.2%	92.2%	1.0 points	103.5%	(11.3) points
Other underwriting expense	4.7%	4.3%	0.4 points	5.9%	(1.6) points
Combined	97.9%	96.5%	1.4 points	109.4%	(12.9) points

During the years ended December 31, 2014, 2013 and 2012, the in-force Finite Risk portfolio consisted of one contract.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio. Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years' reserves.
Net Premiums Written and Earned
The Finite Risk segment generated 5.0%, 7.4% and 3.9% of our net premiums written for the years ended December 31, 2014, 2013 and 2012, respectively.

2014 versus 2013:  Net premiums written decreased by $17.6 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  Net premiums written reflected a decrease to prior years' premium estimates of $0.5 million for the year ended December 31, 2014 and an increase of $9.2 million for the year ended December 31, 2013.  Excluding the impact of changes to prior years' premium estimates, net premiums written decreased by $7.9 million.  The change in both current and prior years' premium estimates relate to the one in-force contract.
Net premiums earned decreased by $5.7 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  Net premiums earned reflected a decrease to prior years' premium estimates of $0.5 million for the year ended December 31, 2014 and an increase of $4.6 million for the year ended December 31, 2013.  Excluding the impact to prior years' premium, net premiums earned decreased by $0.6 million.

2013 versus 2012:  Net premiums written increased by $20.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  Net premiums written reflected increases to prior years' premium estimates of $9.2 million and $5.8 million for the years ended December 31, 2013 and 2012, respectively.  Excluding the impact of increases to prior years' premium estimates, net premiums written increased by $16.9 million. The increases in both current and prior years' premium estimates relate to the one in-force contract.
Net premiums earned were also reflected increases to prior years' premium of $4.6 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.  Excluding the impact of increases to prior years' premium, net premiums earned increased by $12.2 million.
Net Losses, LAE and Acquisition Expenses
2014 versus 2013:  The Finite Risk segment net losses, LAE and acquisition expenses decreased by $5.0 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013, primarily due to a decrease in net premiums earned.  Net favorable development was $0.6 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 2.0 points and 5.3 points for years ended December 31, 2014 and 2013, respectively.
2013 versus 2012:  The Finite Risk segment net losses, LAE and acquisition expenses increased by $11.5 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012 primarily due to an increase in net premiums earned.  Net favorable development was $1.8 million for the year ended December 31, 2013 and net unfavorable development was $0.2 million for the year ended December 31, 2012.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 5.3 points for the year ended December 31, 2013 and net unfavorable development increased the net loss and LAE and acquisition ratio by 1.3 points for the year ended December 31, 2012.
Non-Underwriting Results
Net Investment Income
2014 versus 2013:  Net investment income was $69.4 million and $72.0 million for the years ended December 31, 2014 and 2013, respectively.  Net investment income decreased due to a decrease in the average book value of our investments, primarily due to share repurchases.  We retained a high proportion of cash in our portfolio in order to manage the overall duration and provide ample liquidity.  The average book yield for the portfolio of total investments and cash and cash equivalents was 2.1% for the year ended December 31, 2014 as compared with 2.0% for the year ended December 31, 2013.
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
Net Realized Gains on Investments
2014 versus 2013:  Net realized gains on investments were $2.8 million and $23.9 million for the years ended December 31, 2014 and 2013, respectively.  Sales of investments resulted in net realized gains of $5.4 million for the year ended December 31, 2014 and included $2.8 million from the sale of municipal bonds, $1.5 million from the sale of corporate bonds and $0.6 million from the sale of U.S. government agencies.  Also included in net realized gains for the year ended December 31, 2014 was a net negative impact from fair value adjustments on trading securities of $2.6 million related to non-U.S government securities.
Sales of investments resulted in net realized gains of $27.2 million for the year ended December 31, 2013 and included $18.3 million from the sale of municipal bonds, $6.1 million from the sale of corporate bonds and $2.5 million from the sale of commercial mortgage-backed securities ("CMBS").  Also included in net realized gains for the year ended December 31, 2013 was a net negative impact from fair value adjustments on trading securities of $3.3 million related to non-U.S government securities.
2013 versus 2012:  Net realized gains on investments were $23.9 million and $88.8 million for the years ended December 31, 2013 and 2012, respectively.  Sales of investments resulted in net realized gains of $90.1 million for the year ended December 31, 2012 and included $68.0 million from the sale of municipal bonds, $9.6 million from the sale of CMBS and $9.2 million from the sale of corporate bonds.  Also included in net realized gains for the year ended December 31, 2012 was a net negative impact from fair value adjustments on trading securities of $1.3 million related primarily to non-U.S government securities, partially offset by insurance-linked securities.

Net Impairment Losses on Investments
2014 versus 2013:  Net impairment losses on investments were $0.8 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively.  The net impairment losses recorded for the year ended December 31, 2014 included $0.5 million related to corporate bonds and $0.4 million related to non-agency residential mortgage-backed securities ("RMBS"). The net impairment losses recorded for the year ended December 31, 2013 included $1.4 million related to non-agency RMBS and $0.6 million related to sub-prime asset-backed securities ("ABS").
2013 versus 2012:  Net impairment losses on investments were $2.0 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.  Substantially all net impairment losses recorded for the year ended December 31, 2012 related to non-agency RMBS.
Other Revenues and Expenses
The following table sets forth other revenues and expenses for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Other income (expense)	$3,180	$3,477	$(239)
Operating expenses not allocated to segments	(28,890)	(27,228)	(25,271)
Net foreign currency exchange (losses) gains	512	234	(1,055)
Interest expense	(19,155)	(19,125)	(19,098)
Other revenues (expenses)	$(44,353)	$(42,642)	$(45,663)

2014 versus 2013: Other income (expense) related primarily to changes in the fair value on our reinsurance deposit assets resulting in income of $3.6 million for both the years ended December 31, 2014 and 2013.
Operating expenses not allocated to underwriting segments were $28.9 million and $27.2 million for the years ended December 31, 2014 and 2013, respectively.  While operating expenses were comparable year over year, an increase in expenses related to the Merger were offset by a decrease in our annual incentive plan compensation expense, which is based on our annual return on equity.  Expenses related to the Merger were approximately $2.1 million for the year ended December 31, 2014.
Interest expense was $19.2 million and $19.1 million for the years ended December 31, 2014 and 2013, respectively, and related to our $250.0 million of debt obligations.
2013 versus 2012:  Other income (expense) related primarily to changes in the fair value on our reinsurance deposit assets resulting in income of $3.6 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.
Operating expenses not allocated to underwriting segments were $27.2 million and $25.3 million for the years ended December 31, 2013 and 2012, respectively.  The increase was due to an increase in our executive incentive plan compensation expense, which is based on our average annual return on equity over three years, partially offset by a decrease in our annual incentive plan compensation expense, which is based on our annual return on equity.
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
2014 versus 2013:  Income tax expense was $17.2 million and $34.7 million for the years ended December 31, 2014 and 2013, respectively.  Our effective tax rate was 9.5%  and 13.5%  for the years ended December 31, 2014 and 2013, respectively.
Pre-tax income was $123.4 million and $58.9 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2014.  Pre-tax income was $151.3 million and $106.9 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2013.

2013 versus 2012:  Income tax expense was $34.7 million and $25.0 million for the years ended December 31, 2013 and 2012, respectively.  Our effective tax rate was 13.5%  and 7.1%  for the years ended December 31, 2013 and 2012, respectively.
Pre-tax income was $272.2 million and $80.3 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2012.
See Note 7 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K for further detail on our pre-tax income by jurisdiction as well as a reconciliation of expected income taxes to our actual income tax expense or benefit.
Financial Condition
Liquidity
Liquidity Requirements
Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings' liquidity requirements, and those of Platinum Finance, include the payment of operating expenses, debt service obligations and income taxes.  Our reinsurance subsidiaries' principal liquidity requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, income taxes and dividends to Platinum Holdings and Platinum Finance.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength ratings assigned to our subsidiaries by A.M. Best and S&P.
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
Generally, our collateral requirements are satisfied as follows:
•
Letters of credit issued by financial institutions.  See "Sources of Liquidity – Credit Facilities" below for additional information on our credit facilities, letters of credit issued and the collateral required by us under these facilities as of December 31, 2014;

•
Pledged assets or trust accounts.  As of December 31, 2014, investments of $5.7 million were pledged to U.S. regulatory authorities and investments of $55.9 million and cash and cash equivalents of $13.0 million were pledged to collateralize obligations under various reinsurance contracts; and

•	Funds held by ceding companies.
Other Liquidity Requirements
Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of debt obligations of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on June 1 and December 1 of each year.
Platinum Holdings may also require cash to pay for share and debt repurchases.  Under the terms of the Merger Agreement, the Company is prohibited from repurchasing its common shares and debt obligations without the prior written consent of RenaissanceRe.  See "Capital Resources - Share and Debt Repurchases" below for additional discussion of share and debt repurchases.
Merger Liquidity Requirements
On February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a special dividend of $10.00 per common share in connection with its pending Merger by RenaissanceRe.  The special dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to shareholders of record at the close of business on the last business day prior to the closing date.  The special dividend is conditioned on the Merger having been approved by the shareholders of the Company at a special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).  The Merger is expected to occur on or after March 2, 2015, subject to the approval of shareholders of Platinum and the satisfaction of customary closing conditions.  There can be no assurance that all such closing conditions will be satisfied by March 2, 2015 or at any time thereafter and thus there is no assurance that the Merger will occur. Platinum Holdings expects to incur approximately $22.0 million of expenses in 2015 associated with the Merger.

Sources of Liquidity
Platinum Holdings and Platinum Finance's sources of liquidity include cash and cash equivalents, liquid investments, potential borrowings from our syndicated credit facility, the potential issuance of securities, and dividends and other distributions from subsidiaries.  Our reinsurance subsidiaries' sources of liquidity consist primarily of cash and cash equivalents, inflows of premiums, investment income, proceeds from the sales, maturities and paydowns of investments, capital contributions or potential borrowings from Platinum Holdings and Platinum Finance and potential borrowings from our syndicated credit facility.
As of December 31, 2014, we had consolidated cash and cash equivalents of $1.4 billion, including $113.8 million at Platinum Holdings and $248.1 million at Platinum Finance.  We expect that Platinum Holdings' and Platinum Finance's liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries' liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of premiums, investment income and proceeds from the sales, maturities and paydowns of investments. The foregoing two sentences do not give effect to the consummation of the Merger.
On January 14, 2015, Platinum Bermuda paid a dividend of $240.0 million to Platinum Holdings.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Net cash provided by (used in) operating activities	$15,227	$(56,562)	$(165,337)
Net cash provided by investing activities	186,481	98,536	1,219,400
Net cash used in financing activities	(223,000)	(288,352)	(121,912)
Effect of foreign currency exchange rate changes	(8,142)	(9,599)	(4,266)
Net increase (decrease) in cash and cash equivalents	(29,434)	(255,977)	927,885
Cash and cash equivalents at beginning of year	1,464,418	1,720,395	792,510
Cash and cash equivalents at end of year	$1,434,984	$1,464,418	$1,720,395

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
Investing Activities
Net cash provided by investing activities in 2014, 2013 and 2012 was primarily due to proceeds from sales, maturities and paydowns of fixed maturity available-for-sale securities and short-term investments, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.
Financing Activities
Net cash used in financing activities primarily related to repurchases of common shares of $215.7 million, $303.3 million and $115.7 million in 2014, 2013 and 2012, respectively.

Investments
As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, including expected cash outflows from our operating activities and cash flows from our investments, we believe to be adequate to meet our foreseeable payment obligations.  The ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from our syndicated credit facility or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material gain or loss.  As of December 31, 2014, our investment portfolio consisted primarily of diversified, high quality, predominantly investment-grade fixed maturity securities.
Our investable assets consist of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers.  Our investable assets credit quality is primarily measured by Moody's.  If a particular security did not have a Moody's rating then a rating, generally from S&P, was converted to a Moody's equivalent rating.  The following table sets forth our investment portfolio information as of December 31, 2014 and 2013:

	2014	2013
Investable Assets	$3.3 billion	$3.5 billion
Credit Quality	Aa2	Aa2
Book Yield	2.1%	2.1%
Duration	2.5 yrs	2.6 yrs

The following table summarizes the fair value and unrealized gains or losses of our investments and cash and cash equivalents as of December 31, 2014 and 2013  ($ in thousands):

	2014		2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$49,485	$99	$4,765	$204
U.S. Government agencies	89,327	1,794	51,122	(725)
Municipal bonds	1,206,349	89,677	1,269,247	48,378
Non-U.S. governments	25,082	84	40,514	541
Corporate bonds	210,089	5,879	227,235	3,140
Commercial mortgage-backed securities	58,880	3,133	77,491	4,850
Residential mortgage-backed securities	124,397	1,922	169,965	266
Asset-backed securities	18,876	2,699	17,531	1,328
Total fixed maturity available-for-sale securities	1,782,485	105,287	1,857,870	57,982
Fixed maturity trading securities:
Non-U.S. governments	90,569	n/a	103,395	n/a
Total fixed maturity trading securities	90,569	n/a	103,395	n/a
Short-term investments:
Trading	-	n/a	66,679	n/a
Total short-term investments	-	n/a	66,679	n/a
Total investments	1,873,054	105,287	2,027,944	57,982
Cash and cash equivalents	1,434,984	-	1,464,418	-
Total investments and cash and cash equivalents	$3,308,038	$105,287	$3,492,362	$57,982

See Note 3 to the "Consolidated Financial Statements" in this Form 10-K for discussion of the fair value measurements of our financial assets and liabilities.

Non-U.S. Governments
Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals.
The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of December 31, 2014 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$34,751	$-	$-	$34,751	$33,542
Netherlands	-	1,405	-	1,405	1,402
Eurozone governments	34,751	1,405	-	36,156	34,944
United Kingdom	49,888	-	-	49,888	48,402
Sweden	-	-	20,047	20,047	20,000
Norway	-	-	5,035	5,035	4,998
Australia	2,777	-	-	2,777	2,689
Supranational	-	1,748	-	1,748	1,707
Other non-U.S. governments	52,665	1,748	25,082	79,495	77,796
Total non-U.S. governments	$87,416	$3,153	$25,082	$115,651	$112,740

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $92.1 million as of December 31, 2014.  Non-U.S. dollar investments and cash and cash equivalents are generally held for the purpose of hedging our net non-U.S. dollar denominated reinsurance liabilities.
Net Unrealized Gain (Loss)

The following table provides additional information on the fair values, net unrealized gains and losses and credit quality of our fixed maturity available-for-sale securities as of December 31, 2014 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
U.S. Government	$49,485	$99	Aaa
U.S. Government agencies	89,327	1,794	Aaa
Municipal bonds:
State general obligation bonds	865,005	67,066	Aa2
Essential service bonds	165,854	9,545	A1
State income tax and sales tax bonds	72,344	7,860	Aa2
Other municipal bonds	54,404	3,049	Aa2
Pre-refunded bonds	48,742	2,157	Aa2
Subtotal	1,206,349	89,677	Aa2
Non-U.S. governments	25,082	84	Aa1
Corporate bonds:
Industrial	136,799	2,179	Baa2
Utilities	57,162	2,509	A3
Insurance	16,128	1,191	Baa2
Subtotal	210,089	5,879	Baa1
Commercial mortgage-backed securities	58,880	3,133	A2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	109,402	1,184	Aaa
Non-agency residential mortgage-backed securities	14,995	738	Caa2
Subtotal	124,397	1,922	Aa2
Asset-backed securities:
Asset-backed securities	13,491	(109)	Aaa
Sub-prime asset-backed securities	5,385	2,808	C
Subtotal	18,876	2,699	A3
Total fixed maturity available-for-sale securities	$1,782,485	$105,287	Aa3

As of December 31, 2014, there were approximately $13.2 million and $4.6 million of municipal bonds for which ratings of "Aa" and "A", respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as "A" and "Baa", respectively, without the existence of such guarantees.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $89.7 million and $5.9 million, respectively, as of December 31, 2014 as compared with $48.4 million and $3.1 million, respectively, as of December 31, 2013.  The increase in the net unrealized gain position in our municipal bond portfolio was the result of a decrease in interest rates and a tightening of credit spreads.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.
The net unrealized gain position of our CMBS portfolio was $3.1 million as of December 31, 2014 as compared with $4.9 million as of December 31, 2013.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of December 31, 2014, our CMBS portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.
The net unrealized gain position of our RMBS portfolio was $1.9 million and $0.3 million as of December 31, 2014 and 2013, respectively.  The net unrealized gain position of our sub-prime ABS portfolio was $2.8 million and $1.4 million as of December 31, 2014 and 2013, respectively. We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.
We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $3.7 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.
Maturities
The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of  December 31, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$170,160	$172,017
Due from one to five years	416,440	434,277
Due from five to ten years	598,084	631,367
Due in ten or more years	385,858	433,240
Mortgage-backed and asset-backed securities	194,399	202,153
Total	$1,764,941	$1,873,054

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Credit Facilities
Syndicated Credit Facility
On April 9, 2014, we entered into an amended and restated credit facility with various financial institutions (the "Syndicated Credit Facility").  The Syndicated Credit Facility is a four-year, $300.0 million secured senior credit facility available for letters of credit ("LOC"), with a sublimit of $100.0 million for revolving borrowings.  LOC and borrowings under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of each Platinum entity under the Syndicated Credit Facility.
Other Letter of Credit Facilities
We have an LOC facility with a financial institution in the aggregate amount of $100.0 million available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request an uncommitted LOC facility of up to $150.0 million subject to agreement with the lender.
Platinum Bermuda has an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $10.9 million committed under this facility as of December 31, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.
We had no revolving borrowings under the Syndicated Credit Facility during the years ended December 31, 2014 and 2013.  The following table summarizes the outstanding LOC as of December 31, 2014 ($ in thousands):

	Credit Capacity	Letters of Credit Issued (1)	Credit Capacity Remaining
Syndicated Credit Facility	$300,000	$85,509	$214,491
Other LOC Facilities	375,000	27,757	347,243
Total	$675,000	$113,266	$561,734

(1)	Cash and cash equivalents of $131.3 million were held to collateralize LOC issued as of December 31, 2014.
The credit capacity of $675.0 million consists of $410.9 million of committed capacity and $264.1 million of uncommitted capacity.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.  We are in compliance with all of the covenants under our credit facilities.
Dividend Restrictions
Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due.  For more details on these restrictions, see Item 1, "Business – Regulation", in this Form 10-K.  Regulatory restrictions on dividends are described below.

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
Pursuant to the terms of the Merger Agreement, Platinum Holdings is prohibited from declaring or paying any dividend or making other distributions on its share capital, other than (i) dividends or distributions paid by a wholly owned subsidiary to it or its subsidiaries, (ii) quarterly cash dividends in the ordinary course of business on Platinum Holdings' common shares with record and payment dates consistent with past practice, in an amount not to exceed $0.08 per common share per quarter and (iii) the special dividend contemplated by the Merger Agreement.
On February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a quarterly dividend of $0.08 per common share.  The quarterly dividend would be payable on March 31, 2015 to shareholders of record on March 2, 2015 and is conditioned on the Merger not having been consummated on or prior to March 31, 2015.
In addition, on February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a special dividend of $10.00 per common share in connection with its pending Merger by RenaissanceRe.  The special dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to shareholders of record at the close of business on the last business day prior to the closing date.  The special dividend is conditioned on the Merger having been approved by the shareholders of the Company at a special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).  The Merger is expected to occur on or after March 2, 2015, subject to the approval of shareholders of Platinum and the satisfaction of customary closing conditions.  There can be no assurance that all such closing conditions will be satisfied by March 2, 2015 or at any time thereafter and thus there is no assurance that the Merger will occur.
Dividend Restrictions on Subsidiaries
The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance.
For 2015, Platinum Bermuda is generally restricted from declaring and paying dividends of more than 25% of its statutory capital and surplus as of December 31, 2014 unless an affidavit is filed with the Bermuda Monetary Authority stating it will continue to meet its capital and liquidity requirements.  During 2015, the maximum amount available for the payment of dividends by Platinum Bermuda without filing an affidavit is $245.3 million.  On January 14, 2015, Platinum Bermuda paid a dividend of $240.0 million to Platinum Holdings.
Platinum US is required to notify its regulator, the Maryland Insurance Administration, 10 days prior to the payment of an ordinary dividend and 30 days prior to the payment of an extraordinary dividend.  During 2014, Platinum US utilized its ordinary dividend capacity and paid an extraordinary dividend.  In 2015, Platinum US will have an ordinary dividend capacity of $27.2 million.
During the year ended December 31, 2014, dividends of $339.0 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $264.0 million was paid by Platinum Bermuda to Platinum Holdings and $75.0 million was paid by Platinum US to Platinum Finance.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.  Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has "profits available for distribution".  The determination of whether a company has profits available for distribution is based on its accumulated profits, not previously distributed or capitalized, less its accumulated realized losses, not previously used as a reduction from capital.

Capital Resources
As of December 31, 2014 and 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders' equity and $250.0 million of debt obligations.  The decrease in capital of $8.7 million during the year ended December 31, 2014 was primarily attributable to repurchases of common shares of $215.7 million, offset by net income of $164.8 million and the increase in net unrealized gains, net of tax, of $44.6 million.
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
We do not have any material commitments for capital expenditures as of December 31, 2014.
Share and Debt Repurchases
Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2014, 2013 and 2012 ($ in thousands, except per share data):
Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2014	3,558,690	$60.61	$215,684
2013	5,360,266	56.58	303,294
2012	3,088,589	$37.46	$115,702
(1)	Including commissions.

The shares we repurchased were canceled.  As of December 31, 2014, we had $110.1 million remaining under the share repurchase program.  Pursuant to the terms of the Merger Agreement, the Company is prohibited from repurchasing its common shares without the prior written consent of RenaissanceRe.
Since 2007, we have repurchased 46,799,289 shares and purchased 8,500,000 share options for an aggregate amount of $1.9 billion and $146.4 million, respectively.
Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  As of December 31, 2014, we had not repurchased any of our Series B 7.5% Notes.
The timing and amount, if any, of repurchase transactions depend on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.
Pursuant to the terms of the Merger Agreement, the Company is also prohibited from repurchasing its Series B 7.5% Notes without the prior written consent of RenaissanceRe.  See Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined for purposes of the SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2014.
Contractual Obligations
Our contractual obligations as of December 31, 2014 by estimated maturity are presented below ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Series B Notes due June 1, 2017 (1)	$250,000	$-	$250,000	$-	$-
Scheduled interest payments (1)	46,875	18,750	28,125	-	-
Subtotal - Debt obligations	296,875	18,750	278,125	-	-
Operating leases (2)	21,256	2,589	4,907	4,844	8,916
Other operating agreements (2)	3,710	1,312	2,196	202	-
Unpaid losses and LAE (3)	1,435,698	364,636	434,744	246,913	389,405
Total	$1,757,539	$387,287	$719,972	$251,959	$398,321

(1)	See Note 6 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K.
(2)	See Note 13 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K.
(3)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2014.  There are reinsurance contracts that have terms extending into future years under which additional obligations will be incurred.

Recently Issued Accounting Standards
See Note 1 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K for a discussion of recently issued accounting standards.  As of December 31, 2014, there were no recently issued accounting standards applicable to the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We believe the Company's market risk sensitive instruments include investments, cash and cash equivalents, reinsurance deposit assets and debt obligations. We believe that these instruments are principally exposed to the following types of market risk:  interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.
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
The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of December 31, 2014, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total fair value	$1,956,434	$1,914,019	$1,873,054	$1,833,538		$1,795,472
Percent change in fair value	4.5%	2.2%	0.0%	(2.1%	)	(4.1%	)
Resulting net appreciation (depreciation)	$83,380	$40,965	$-	$(39,516)		$(77,582)

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
Credit Risk
Investments
Our principal invested assets are fixed maturity securities and short-term investments, which are subject to the risk of potential losses from adverse changes in interest rates and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations.  Credit risk is often measured by credit spreads representing the difference between the yield of a debt instrument and that of a U.S. Treasury security of similar maturity.  As the creditworthiness of a debt issuer declines, the credit spreads increase, which has the same effect on fair value as an increase in overall interest rates.  An increase or widening of credit spreads generally results in a decrease in the fair value of our fixed maturity securities portfolio.  Furthermore, a debt issuer may default on an interest or principal payment, in which case we may not collect all of the contractual cash flows associated with that security.
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
From time to time, we may have amounts due to and from investment brokers from the purchase and sale of securities that are classified in other liabilities and other assets on our consolidated balance sheets.  Generally, the amounts due to and from investment brokers are settled within three business days.
Certain of our investments and cash and cash equivalents are pledged to collateralize obligations under various reinsurance contracts.  It is unclear what, if any, the impact would be in the event of the liquidation of a counterparty with which we have a collateral arrangement.

Cash and Cash Equivalents
As of December 31, 2014, our cash and cash equivalents were primarily invested in U.S. government treasury bills or non-U.S. government securities.  The remainder of our cash and cash equivalents were held in diversified money market funds or held at financial institutions and included demand deposits and time deposits.  We monitor the credit risk associated with the respective financial institutions on a regular basis.
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
We manage our exposure to large foreign currency risks by holding investments and cash and cash equivalents denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our net exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar liabilities.  In addition, we may use foreign currency exchange contracts as part of a hedging strategy.  As of December 31, 2014 and 2013, approximately 5.6% and 7.8%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our gross premiums written in the years ended December 31, 2014 and 2013, approximately 14.7% and 15.8%, respectively, were written in currencies other than the U.S. dollar.
Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, together with the report thereon by KPMG Audit Limited, our independent registered public accounting firm, are set forth on pages F-1 through F-56 hereto.
The schedules relating to our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective. During our evaluation, we did not identify any material weaknesses in our internal control over financial reporting. KPMG Audit Limited, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting, which appears below.
Changes in Internal Control over Financial Reporting
No changes occurred during the three months ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:
We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Platinum Underwriters Holdings, Ltd. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Limited
Hamilton, Bermuda
February 11, 2015

Item 9B.	Other Information

Not Applicable.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Information Concerning Directors
The Board currently consists of the following seven members, each of whom was elected as a director on April 22, 2014 at our 2014 Annual General Meeting of Shareholders (the "2014 Annual Meeting"):  Dan R. Carmichael, A. John Hass, Antony P. D. Lancaster, Edmund R. Megna, Michael D. Price, Linda E. Ransom and Christopher J. Steffen.  The term of office of each of the current directors will expire at our 2015 Annual General Meeting of Shareholders or upon his or her earlier resignation.  Set forth below is biographical and other information regarding the directors, including their principal occupations during the past five years.

Dan R. Carmichael Age: 70 Director since 2002 Non-executive Chairman of the Board and Chairman of the Governance and Executive Committees
Mr. Carmichael has been an advisor to FirstMark Capital, a private equity firm, since January 2009.  He was an advisor and consultant to Proudfoot Consulting, a management consulting firm, from January 2008 to December 2009.  From August 2007 to October 2008, he was an executive consultant to Liberty Mutual Agency Markets, a business unit of Liberty Mutual Group, an insurance company.  From December 2000 to August 2007, Mr. Carmichael was President, Chief Executive Officer and a director of Ohio Casualty Corporation, a public insurance holding company.  Prior thereto, Mr. Carmichael served as President and Chief Executive Officer of IVANS, Inc., an industry-owned organization that provides electronic communications services to insurance, healthcare and related companies.  He has had significant involvement in the property and casualty insurance industry in various capacities and served as a Chief Executive Officer of insurance and non-insurance companies for more than twenty years.  Mr. Carmichael was a director of Lender Processing Services, Inc., a public company that provides integrated technology, data and services to the mortgage lending industry, from 2013 until the company's acquisition in 2014, and a director of Alleghany Corporation, a public property and casualty insurance holding company, from 1993 to 2012.  Mr. Carmichael was nominated to serve on the Board because of this insurance industry experience and his experience as a public company executive and director.

A. John Hass Age: 49 Director since 2007 Chairman of the Compensation Committee and member of the Audit Committee
Mr. Hass was a senior advisor to Osmium Partners, LLC, a hedge fund, from November 2012 until November 2014.  He was a partner at PEAK6 Investments, L.P., a financial services company, from October 2008 through September 2012 and was the Chief Financial Officer of PEAK6 Investments, L.P. from February 2009 through June 2010.  He was the Chief Executive Officer of OptionsHouse, Inc., a brokerage company and subsidiary of PEAK6 Investments, L.P., from October 2006 until September 2008.  From 1988 to October 2006, Mr. Hass was employed at Goldman Sachs & Co., a subsidiary of the public financial services company The Goldman Sachs Group, Inc., most recently as a Managing Director in the Investment Banking Division.  Mr. Hass has been a director of Rosetta Stone Inc., a public technology-based language education company, since 2014.  He serves on Rosetta Stone Inc.'s compensation and audit committees.  Mr. Hass was nominated to serve on the Board because of this executive, finance and investment experience.

Antony P. D. Lancaster Age: 72 Director since 2010 Member of the Audit and Governance Committees
Mr. Lancaster currently serves on the board of directors of several private insurance companies and other financial institutions and served as a non-executive director of Platinum Re (UK) Limited, a former subsidiary of the Company, from December 2002 until December 2009.  From 1991 to 1998, Mr. Lancaster served as Chairman and Chief Executive Officer of GAN Insurance Company Limited, an insurance company based in France.  Following the acquisition in 1998 of GAN by Groupama, an international insurance group based in France, Mr. Lancaster served as Chairman and Chief Executive Officer of Groupama Insurance Co. Limited (Groupama's United Kingdom subsidiary) until his retirement in 2002.  Mr. Lancaster commenced his employment in the insurance industry in 1961 and was employed at various times as a general manager, senior vice president, chief executive and chairman of insurance and reinsurance companies and broker businesses in a number of overseas locations.  He was a director of IPC Holdings, Ltd., a public reinsurance company based in Bermuda, from 2006 until 2009.  Mr. Lancaster was nominated to serve on the Board because of this international insurance industry experience, this experience as a public company director and his familiarity with the Company.

Edmund R. Megna Age: 68 Director since 2007 Member of the Compensation and Governance Committees
Mr. Megna was Vice Chairman of Guy Carpenter & Co., Inc., the reinsurance intermediary division of Marsh & McLennan Companies, Inc., from November 2002 until his retirement in April 2007.  From 1975 until November 2002, he held a variety of positions at Guy Carpenter & Co., Inc., including serving as President from March 1999 until November 2002.  Mr. Megna was nominated to serve on the Board because of this experience as an insurance industry executive.

Michael D. Price Age: 48 Director since 2005 Member of the Executive Committee
Mr. Price has been our President and Chief Executive Officer since October 2005, was our Chief Operating Officer from August 2005 until October 2005, and was President of Platinum US from November 2002 until August 2005.  Mr. Price was Chief Underwriting Officer of our predecessor, the former reinsurance segment of The St. Paul Companies, Inc., from June 2002 until November 2002.  Prior thereto, Mr. Price was Chief Operating Officer of Associated Aviation Underwriters Incorporated, a subsidiary of Global Aerospace Underwriting Managers Ltd., specializing in aerospace insurance.  Mr. Price was nominated to serve on the Board because, as our Chief Executive Officer, he brings deep knowledge of our operations to the Board.

Linda E. Ransom Age: 61 Director since 2013 Member of the Compensation and Governance Committees
Ms. Ransom has been a corporate and securities lawyer for more than 30 years, and worked as our outside counsel from our formation in 2002 until April 2012 and as a consultant to our Board and General Counsel from May 2012 until April 2013.  From March 1998 until April 2012, Ms. Ransom was a partner at the law firm of Dewey & LeBoeuf LLP (which declared bankruptcy on May 28, 2012 and in which she had no management role) and its predecessor, Dewey Ballantine LLP.  Prior thereto, she was a partner at the law firm of Donovan Leisure Newton & Irvine.  Ms. Ransom was nominated to serve on the Board because of her familiarity with the Company and her significant legal experience generally and in the insurance and reinsurance industries in particular.

Christopher J. Steffen Age: 73 Director since 2010 Chairman of the Audit Committee and Member of the Compensation Committee
Mr. Steffen was an advisor to Wall Street Management & Capital, Inc., a consulting firm, from 2002 until 2010 and has served on various committees advising the Financial Accounting Standards Board.  From 1993 until his retirement in 1996, he served as Vice Chairman and a director of Citicorp and its principal subsidiary, Citibank N.A.  In 1993, he was the Chief Financial Officer of Eastman Kodak, a public imaging technology products and services company, and from 1989 to 1993 he was the Chief Financial Officer and Chief Administrative Officer and a director of Honeywell International, Inc., a public diversified technology and manufacturing company.  Mr. Steffen was also a certified public accountant.  Mr. Steffen has been a director and the Chairman of the Board of Directors of ViaSystems Group, Inc., a public company that provides complex multi-layer printed circuit boards and electro-mechanical solutions, since 2003 and a director of W. R. Grace & Co., a public company that produces and sells specialty chemicals and specialty materials, since 2006.  He is W. R. Grace & Co.'s Lead Independent Director, Chairman of W. R. Grace & Co.'s nominating and governance committee and serves on W. R. Grace & Co.'s compensation committee and audit committee (and has been designated as an audit committee financial expert).  In addition, Mr. Steffen is Chairman of ViaSystems Group, Inc.'s nominating and governance committee, the interim Chairman of ViaSystems Group, Inc.'s audit committee (and has been designated as an audit committee financial expert) and serves on ViaSystems Group, Inc.'s compensation committee.  He was a director of Accelrys, Inc., a public company that develops and commercializes scientific business intelligence software and solutions, from 2004 to 2012.  Mr. Steffen was nominated to serve on the Board because of this finance experience and his experience as a public company executive and director.

Information Concerning Executive Officers
Set forth below is biographical and other information regarding our executive officers, including their principal occupations during the past five years.

Michael D. Price Age: 48 President and Chief Executive Officer	Mr. Price has been our President and Chief Executive Officer since October 2005.

Allan C. Decleir Age: 50 Executive Vice President and Chief Financial Officer
Mr. Decleir has been our Chief Financial Officer since June 2010 and an Executive Vice President since April 2010.  From March 2005 to June 2010 he served as Senior Vice President and Chief Financial Officer of Platinum Bermuda.

Kenneth A. Kurtzman Age: 47 Executive Vice President, Chief Risk Officer and Director of Investor Relations of PASI	Mr. Kurtzman has been Executive Vice President and Chief Risk Officer of PASI since March 2006 and Director of Investor Relations of PASI since October 2011.

Michael E. Lombardozzi Age: 53 President, Chief Executive Officer and Chief Legal Officer of PASI
Mr. Lombardozzi has been President of PASI since May 2006, Chief Executive Officer of PASI since May 2010 and Chief Legal Officer of PASI since September 2011.  He has also served as our Executive Vice President and General Counsel since September 2002, our Chief Administrative Officer since August 2005 and our Secretary since November 2002.

H. Elizabeth Mitchell Age: 53 President and Chief Executive Officer of Platinum US	Ms. Mitchell has been President of Platinum US since August 2005 and Chief Executive Officer of Platinum US since November 2007.

Robert S. Porter Age: 50 Chief Executive Officer of Platinum Bermuda	Mr. Porter has been Chief Executive Officer of Platinum Bermuda since March 2006.

Neal J. Schmidt Age: 58 Executive Vice President and Chief Actuary of PASI	Mr. Schmidt has been Executive Vice President and Chief Actuary of PASI since January 2005.
Messrs. Price, Decleir, Lombardozzi and Porter and Ms. Mitchell are our named executive officers for purposes of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance
Under the Exchange Act, our directors and executive officers and any persons holding more than 10% of our Common Shares are required to report their initial ownership of Common Shares and any subsequent changes in that ownership to the SEC.  Specific filing dates for these reports have been established by the SEC and we are required to disclose in this Form 10-K any failure by such persons to file these reports in a timely manner during 2014.  We have determined that no person who at any time during 2014 was a director, executive officer or beneficial owner of more than 10% of the Common Shares failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2014.  This determination was based solely upon the review by us of Forms 3, 4 and 5, and written representations from our directors and executive officers that no Forms 5 were required that were submitted to us with respect to 2014.
Code of Ethics
We have adopted a written Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act.  Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer and principal accounting officer and all of our employees performing financial or accounting functions.  A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the "Investor Relations" section by clicking on "Corporate Governance".  In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, in addition to filing a Form 8-K we will post such information on our website at the location specified above.  We will provide, without charge, a copy of our Code of Ethics to any person submitting such request to our corporate secretary at our principal executive offices.
Director Nomination Process
The Governance Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or for other reasons, and is responsible for identifying and recommending to the Board qualified candidates for nomination to the Board.  The Governance Committee believes that members of the Board should have the highest professional and personal ethics and values, consistent with our ethics and values.  Directors should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience.  While we value public company service and seek that experience in candidates for nomination to the Board, our Corporate Governance Guidelines provide that directors should not serve on more than three other boards of public companies.  In evaluating the suitability of director candidates, the Governance Committee and the Board take into account many factors such as general understanding of various business disciplines, the Company's business environment, educational and professional background, analytical ability, diversity of experience and viewpoint and willingness to devote adequate time to Board duties in order to assure that specific talents, skills and other characteristics that are needed to promote the Board's effectiveness are possessed by an appropriate combination of directors.  Each director must represent the interests of all shareholders.
Candidates may come to the attention of the Governance Committee through current Board members, professional search firms, shareholders or other persons.  These candidates will be evaluated at meetings of the Governance Committee and may be considered at any point during the year.  Candidates recommended by shareholders for nomination to the Board will be considered and evaluated by the Governance Committee using the same criteria that are used to evaluate all other candidates.  Any shareholder recommendations should include the candidate's name and qualifications for Board membership and should be submitted in writing to the Governance Committee in care of the Secretary of the Company at our principal executive offices.
Standing Audit Committee of the Board of Directors
The Board maintains a standing Audit Committee, which presently consists of Messrs. Hass, Lancaster and Steffen (Chairman).  The Board has determined that each member of the Audit Committee is independent as defined in the NYSE listing standards and meets the NYSE standards of financial literacy and accounting or related financial management expertise.  The Board has also determined that Mr. Steffen is an "audit committee financial expert" as defined in the rules of the SEC.

Item 11.	Executive Compensation
Director Compensation
The following information relates to compensation of each director who served on the Board in 2014, other than Mr. Price whose compensation as our President and Chief Executive Officer is reflected under "Executive Compensation – 2014 Summary Compensation Table" below.
Director Compensation for Fiscal Year ending December 31, 2014
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
(a)	(b)	(c)	(g)	(h)
Dan R. Carmichael	175,000	50,051	9,877	234,928
A. John Hass	125,000	50,051	6,600	181,651
Antony P. D. Lancaster	100,000	50,051	282	150,333
Edmund R. Megna	100,000	50,051	3,650	153,701
Linda E. Ransom	100,000	50,051	282	150,333
Christopher J. Steffen	119,932	50,051	282	170,265
James P. Slattery (3)	68,118	50,051	346	118,515
________________

(1)
The amounts shown in the Stock Awards column represent the aggregate grant date fair value of share unit awards granted in 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718.  The number of Common Shares underlying outstanding stock awards held by each of the directors who served on the Board in 2014 as of December 31, 2014 was as follows:  Mr. Carmichael:  803; Mr. Hass:  803; Mr. Lancaster:  803; Mr. Megna:  803; Ms. Ransom:  803; Mr. Steffen:  803; and Mr. Slattery:  0.  The assumptions made in the valuation of these stock awards are discussed in Note 11 to the consolidated financial statements contained in this Form 10-K.

(2)
The amounts represent the dollar value of dividend equivalent rights paid in cash (i) upon vesting of the 2013 annual share unit award for each of the nonemployee directors and (ii) upon distribution of Common Shares in respect of share units granted for service in 2008 under the Amended and Restated Share Unit Plan for Nonemployee Directors (the "Share Unit Plan") for Messrs. Carmichael, Hass and Megna.  The value of these dividend equivalent rights was not factored into the grant date fair value computation of the underlying share unit awards.  Pursuant to the Share Unit Plan, in January 2014, Messrs. Carmichael, Hass and Megna each received a distribution of Common Shares and cash dividend equivalents in respect of share units credited to him as fees for service in 2008.  We ceased granting share units under the Share Unit Plan as of January 1, 2009 and terminated the Share Unit Plan as to future awards in February 2010.

(3)	Mr. Slattery served on the Board until his resignation on June 19, 2014.

Nonemployee Director Compensation Policy
Annual Fees.  Each nonemployee director receives $100,000 annually for service on our Board.  Mr. Carmichael receives an additional $75,000 annually for his service as the non-executive Chairman of the Board and the Chairman of the Governance Committee.  Upon his appointment as Chairman of the Audit Committee, Mr. Steffen began receiving an additional $45,000 annually for his service as the Chairman of the Audit Committee and Mr. Slattery received this amount until his resignation, in each case prorated for their period of service during the year.  Mr. Hass receives an additional $25,000 annually for his service as the Chairman of the Compensation Committee.  All annual fees are paid in cash, quarterly in arrears.  Nonemployee directors do not receive per meeting attendance fees or additional fees for membership on Board committees.
Annual Share Unit Award.  On the date of each Annual General Meeting of Shareholders, each nonemployee director elected at such Annual General Meeting of Shareholders receives an annual award under the Amended and Restated 2010 Share Incentive Plan (the "2010 Share Incentive Plan") of that number of share units equal to $50,000 divided by the closing price of a Common Share on the business day immediately preceding the date of such grant.  These share units vest and convert on a one-to-one basis into Common Shares on the earlier to occur of the first anniversary of the date of grant and the date of our next Annual General Meeting of Shareholders following the date of grant, provided that the director continues to serve on the Board through the vesting date.  In addition, the vesting of the share units will accelerate upon a change in control of the Company.  During the vesting period, we credit the directors with dividend equivalent rights with respect to these share units each time a dividend is paid on our Common Shares.  The dividend equivalent rights are subject to the same vesting requirements as the underlying share units and are paid in cash upon vesting of the underlying share units.
On the date of our 2013 Annual General Meeting of Shareholders, each of the nonemployee directors who were serving as such on that date received 880 share units, which vested and converted on a one-to-one basis into Common Shares on April 22, 2014.  Dividend equivalent rights that were credited to the directors prior to vesting were paid in cash on April 22, 2014 upon the vesting of the underlying share units.  Each nonemployee director who was elected at the 2014 Annual Meeting received 803 share units on the date of our 2014 Annual Meeting and, subject to the nonemployee directors' continued service, such share units will vest on April 22, 2015 or, if earlier, upon a change in control of the Company (other than Mr. Slattery, whose share units vested upon his resignation from the Board).
EXECUTIVE COMPENSATION
Impact of Merger Agreement
The Merger Agreement provides for the treatment described below of outstanding equity awards, including those grants made in 2014.  While the Merger will impact outstanding equity awards as described below, the Compensation Discussion and Analysis section of this Form 10-K describes the original terms of the 2014 grants, without taking into consideration the impact of the Merger as the Merger was not consummated as of December 31, 2014.
Pursuant to the terms of the Merger Agreement, as a result of the Merger, each Common Share issued and outstanding immediately prior to the effective time of the Merger (other than Common Shares owned by the Company, RenaissanceRe or any of their respective subsidiaries and Common Shares held by holders who do not vote in favor of the Merger and comply with all of the provisions of the Companies Act 1981 of Bermuda concerning the rights of holders of Common Shares to require appraisal of their Common Shares pursuant to Bermuda law) will be cancelled and converted, at the election of the holder thereof in accordance with the procedures set forth in the Merger Agreement, into the right to receive (i) an amount of cash equal to $66.00 (the "Cash Election Consideration"), (ii) 0.6504 common shares of RenaissanceRe, par value $1.00 per share (the "Parent Common Shares") (the "Share Election Consideration") or (iii) 0.2960 Parent Common Shares (the "Standard Exchange Ratio") and an amount of cash equal to $35.96 (the "Standard Cash Amount") (the "Standard Election Consideration"). The Cash Election Consideration is subject to proration if the un-prorated aggregate share consideration is less than 7,500,000 Parent Common Shares, and the Share Election Consideration is subject to proration if the un-prorated aggregate share consideration is greater than 7,500,000 Parent Common Shares. In addition, the Merger Agreement provides that, subject to applicable laws, following the date of approval and adoption of the Merger Agreement by the Company's shareholders and prior to the effective time of the Merger, the Company declare and pay a special dividend of $10.00 per Common Share (the "Special Dividend") to the holders of record of outstanding Common Shares as of a record date for the Special Dividend to be set by our Board of Directors.
Immediately prior to the earlier of the record date for the election form and the record date for the Special Dividend (the "Option Exercise Date"), each outstanding option to purchase Common Shares, whether vested or unvested, will be deemed exercised (on a net exercise basis) as of the Option Exercise Date, and the holders of such share options will be entitled, at their election, to receive the Cash Election Consideration (subject to proration), the Share Election Consideration (subject to proration) or the Standard Election Consideration, and to receive the Special Dividend, in each case, with respect to the net number of Common Shares deliverable to such holders upon such exercise.

At the effective time of the Merger, each then outstanding restricted Common Share will become fully vested and non-forfeitable and will be converted into the right to receive, at the election of the holder thereof, the Cash Election Consideration (subject to proration), the Share Election Consideration (subject to proration) or the Standard Election Consideration. Each holder of a restricted share award will be entitled to receive the Special Dividend with respect to the number of Common Shares underlying each such restricted share award.
At the effective time of the Merger, each vested or unvested outstanding time-based restricted share unit will be canceled and converted into the right to receive, at the election of the holder thereof, the Cash Election Consideration (subject to proration), the Share Election Consideration (subject to proration) or the Standard Election Consideration with respect to the number of Common Shares underlying such restricted share unit.  Each holder of a time-based restricted share unit will be credited with a dividend equivalent payment equal to the amount of the Special Dividend multiplied by the number of Common Shares underlying such time-based restricted share units, which dividend equivalent payment shall be paid on the day prior to the closing date.
At the effective time of the Merger, each outstanding vested or unvested market share unit will be canceled and converted into the right to receive, at the election of the holder thereof, the Cash Election Consideration (subject to proration), the Share Election Consideration (subject to proration) or the Standard Election Consideration with respect to the "MSU Achieved Shares", which will be the number of share units subject to such market share unit immediately prior to the effective time of the Merger multiplied by the quotient of (A) the average of the closing prices of the Common Shares on the New York Stock Exchange for the twenty trading days ending on the date immediately preceding the effective time of the Merger, as adjusted by the Compensation Committee of our Board of Directors (the "Compensation Committee") in accordance with the terms of the Company's 2010 Share Incentive Plan and any applicable award agreements to reflect the Special Dividend, divided by (B) the average of the closing prices of the Common Shares on the New York Stock Exchange for the twenty trading days ending on the last day of the fiscal quarter immediately preceding the date of grant of the market share unit, subject to any maximum or minimum limitations set forth in the individual award agreement. Each holder of a market share unit will be credited with a dividend equivalent payment equal to the amount of the Special Dividend multiplied by the number of MSU Achieved Shares underlying such market share unit, which dividend equivalent payment will be paid on the day prior to the closing date.
At the effective time of the Merger, each outstanding vested or unvested share unit award granted under the Company's Amended and Restated Executive Incentive Plan (the "Executive Incentive Plan") will be canceled and converted into the right to receive an amount in cash equal to (A) the applicable number of EIP Achieved Shares (as defined below) multiplied by (B) the sum of (x) the Standard Cash Amount plus (y) the product of the Standard Exchange Ratio multiplied by the closing price of Parent Common Shares on the New York Stock Exchange as of the business day immediately prior to the closing date, which amount shall be adjusted as determined by the Compensation Committee in accordance with the terms of the Executive Incentive Plan, any applicable award agreements and the agreed-upon adjustment methodology to reflect the Special Dividend.  Pursuant to the applicable adjustment methodology, the nominal value of each share unit shall be $76 and if the payment date of the special dividend occurs prior to the end of the fiscal quarter immediately preceding the effective time of the Merger, then the special dividend (1) shall not reduce shareholders' equity as used to calculate Platinum's ROE for ROE-based Executive Incentive Plan awards and (2) shall be added back to fully converted BVPCS for BVPCS-based Executive Incentive Plan awards.  The "EIP Achieved Shares" will be the amount, subject to any maximum or minimum limitations set forth in applicable award agreements or the Executive Incentive Plan, equal to the product of the total number of share units subject to such award immediately prior to the effective time of the Merger multiplied by (1) a fraction, the numerator of which is the number of days during the applicable performance period prior to the closing date and the denominator of which is the total number of days during the performance period, multiplied by (2) a performance factor determined as set forth in the applicable award agreement and the Executive Incentive Plan.
Executive Incentive Plan awards held by Mr. Decleir were amended, subject to the closing of the Merger, to provide for payment in cash, rather than in shares, and such awards will receive the same treatment upon the closing of the Merger as applicable to Executive Incentive Plan awards generally.

Compensation Discussion and Analysis
Executive Summary
Overview
The Company is a holding company domiciled in Bermuda. Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.  We seek to create attractive long-term returns for our shareholders through disciplined risk management and market leadership in selected classes of property and marine, casualty and finite risk reinsurance.  To help achieve our goal of providing attractive long-term returns for our shareholders, the key objectives of our 2014 compensation program were to:
•	provide a program that is fair, reasonable and balanced, and rewards our executives for strong performance without inappropriate risk-taking;
•	align the interests of our executives and shareholders by tying a significant portion of executive compensation to our short-term and long-term performance and the value of our Common Shares; and
•	attract, retain and motivate a high-performing executive team who can contribute to the Company's long-term success.
For 2014, we had net income of $164.8 million and return on equity(1) over a one-year performance period ("Annual ROE") of 10.2%.  In addition, our share price increased 19.8% in 2014, from $61.28 per share on December 31, 2013 to $73.42 per share on December 31, 2014 and our average annual return on equity over a three-year performance period ("3-Year Average ROE") was 14.4% for 2012 to 2014.
(1)
Return on equity refers to non-GAAP return on equity.  A reconciliation of non-GAAP return on equity from net income and beginning shareholders' equity as reported in our financial statements is included in this Form 10-K.

Recent Enhancements to our Executive Compensation Program
The Compensation Committee regularly reviews and monitors our executive compensation and benefits programs to evaluate whether they support our compensation philosophy and objectives and ultimately serve the interests of our shareholders.  In performing its review of the Company's executive compensation program and practices in 2014, the Compensation Committee thoroughly considered the feedback provided in discussions with certain of our shareholders in 2013 and 2014.  The Compensation Committee also reviewed and considered the 2014 report of the proxy advisory firm ISS Proxy Advisory Services ("ISS"), which had recommended against approval of our 2014 advisory proposal on executive compensation (the "Say on Pay Proposal"), and the 2014 report of the proxy advisory firm Glass Lewis ("Glass Lewis"), which had recommended for approval of the 2014 Say on Pay Proposal.  Subsequently, taking into account the results of the Say on Pay Proposal vote, our shareholder feedback and the reports from ISS and Glass Lewis, the Compensation Committee approved certain modifications, discussed below, to our executive compensation program.   The Compensation Committee believes that these modifications, coupled with other modifications to our executive compensation program that we implemented over the past few years and which are also discussed below, have further strengthened the alignment of the interests of our executive officers with those of our shareholders.
•
Eliminated Market Share Units as a 2014 Compensation Element:  In 2014, the Compensation Committee eliminated the use of market share units as a regular component of the Company's executive compensation program.  Accordingly, 100% of our Chief Executive Officer's 2014 long-term incentive compensation opportunity was delivered in the form of performance-based share units under our Executive Incentive Plan.

•
Transitioned to a New Performance Metric for Executive Incentive Plan Awards:  Until July 2014, we used a performance metric based on return on equity for the determination of both annual awards under our Amended and Restated Annual Incentive Plan (the "Annual Incentive Plan") and long-term awards under our Executive Incentive Plan.  In approving our Chief Executive Officer's July 2014 long-term incentive award, the Compensation Committee replaced the return on equity metric for performance-based share units with a metric based on the Company's average change in adjusted fully converted book value per common share over a three-year performance period  ("Average Change in FCBVPS").

•
Eliminated Annual Threshold Performance Feature Under Executive Incentive Plan:  In approving our Chief Executive Officer's July 2014 long-term incentive award, we eliminated the feature of our Executive Incentive Plan which provided for a payout for each year in the three-year performance period in which the annual threshold performance goal was achieved.

•
Eliminated Excise Tax Gross-Up Payments on Change in Control Benefits:  In 2014, the Amended and Restated Change in Control Severance Plan (the "CIC Plan") was amended to eliminate excise tax gross-up payments with respect to change in control benefits.   Under the terms of the CIC Plan, this amendment will become effective one-year after its adoption.  Accordingly, in connection with the Merger, certain of our named executive officers may be eligible to receive excise tax gross-up payments.

•
Amended Share Incentive Plan to Prohibit Buyouts of Underwater Share Options:  In 2014, the Share Incentive Plan was amended to prohibit buyouts of underwater share options or share appreciation rights.

•
Modified Peer Group:  In 2013 and 2014, with the assistance of its compensation consultants, the Compensation Committee approved modifications to our peer group.  The 2014 modifications were primarily due to size considerations of the existing peer companies, with the goal that we be near the median of our peer group in terms of market capitalization.  The Compensation Committee believes that we compete with a unique and differentiated group of offshore insurers and reinsurers for executive talent and investor capital and that this group of companies is subject to similar underlying business trends and forces impacting performance.

•
Enhanced Formulaic Nature of Annual Incentive Plan:  In 2013, the Compensation Committee instituted a policy that prohibits positive discretion in the determination of payouts to executive officers under the Annual Incentive Plan based on individual performance.  Under the Annual Incentive Plan, the Compensation Committee may reduce (but not increase) calculated payouts to reflect individual performance.

•
Adopted a Clawback Policy:  In 2013, we adopted a clawback policy that allows us to recover excessive incentive compensation paid to an executive officer in the event our financial statements are required to be restated.

•
Adopted a Policy Prohibiting Pledging and Hedging of Common Shares:  In 2013, we amended our share ownership guidelines to prohibit our executive officers and directors from pledging or hedging Common Shares owned by them.

•	Reduced Maximum Payout Levels under Annual Incentive Plan: In 2012, the Compensation Committee reduced the maximum payout levels under the Annual Incentive Plan from 200% of target to 175% of target.

Chief Executive Officer Compensation
The compensation of Mr. Price, our Chief Executive Officer, is significantly weighted toward performance-based and at-risk compensation.  This pay-for-performance and pay-at-risk emphasis is illustrated in the following chart, which shows that at the time of grant approximately 79% of our Chief Executive Officer's 2014 targeted annual compensation was in the form of "at-risk" incentive compensation opportunities, the value of which is tied to our share price and the achievement of pre-established performance goals.  In addition, approximately 61% of the "at-risk" incentive compensation was in the form of long-term awards under our Executive Incentive Plan that are linked to shareholder value and the Company's performance.
(1)
The targeted annual compensation for the Chief Executive Officer is comprised of base salary earned during 2014, target bonus for 2014 under the Annual Incentive Plan and target payout levels for awards for the 2014-2016 and July 1, 2014 – June 30, 2017 performance periods under the Executive Incentive Plan.  Total at-risk compensation is comprised of the target values of these Annual Incentive Plan and Executive Incentive Plan awards.

The key performance metrics utilized by us in our 2014 incentive compensation programs, Annual ROE, Average Change in FCBVPS,  3-Year Average ROE, and share price, were chosen because we believe that these metrics strongly correlate to growth in long-term shareholder value in the reinsurance industry. Specifically, we believe Annual ROE, Average Change in FCBVPS and 3-Year Average ROE are important measures of our profitability, our ability to actively manage our capital and our ability to deliver an appropriate return on investment to our shareholders.

In setting Mr. Price's compensation, the Compensation Committee considered Mr. Price's strong performance and leadership throughout his tenure with the Company as well as market data for similarly situated officers at comparable companies.  For 2014, Mr. Price received the following principal elements of compensation:
•
Base Salary and Annual Incentive Plan Awards:  For 2014, no changes were made to the base salary or Annual Incentive Plan target levels that were established in 2013.  Accordingly, for 2014, Mr. Price's annual base salary and Annual Incentive Plan target remained at $930,000 and 150% of base salary, respectively.

•
Long-Term Incentive Awards:  Mr. Price's 2014 long-term incentive compensation was granted entirely in the form of performance-based share units, the vesting of which is contingent upon the Company's achievement of pre-established performance objectives.  As noted above, in July 2014 the Company eliminated its practice of granting market share units and transitioned from utilizing a 3-Year Average ROE to Average Change in FCBVPS metric in its long-term incentive program.  Since Mr. Price received part of his 2014 long-term incentive opportunity prior to July 2014, approximately 45% of Mr. Price's 2014 long-term incentive opportunity will vest based on the Company's Average Change in FCBVPS.

•
Perquisites:  Mr. Price has been eligible to use our corporate jet rental program for commuting between his residence in the United States and our corporate headquarters in Bermuda since 2011.  Upon entering into a new employment agreement with the Company in July 2010, Mr. Price agreed to reductions in his base salary, target annual bonus, target long-term incentive awards and housing allowance and the elimination of other expatriate benefits, effective in August 2011.  This amounted to a reduction in his total annual targeted compensation, including perquisites and other benefits, of approximately $650,000.  As part of this new agreement, Mr. Price was granted the right to use our corporate jet rental program for commuting between the United States and his principal place of employment at our corporate headquarters in Bermuda.  The Compensation Committee considered the reduction in compensation as an offset to the expected cost to us of providing Mr. Price with this travel benefit.

2014 Say on Pay Vote
At our 2014 Annual Meeting, our Say on Pay Proposal passed with approximately 65% of the votes cast approving the compensation paid to our named executive officers as disclosed in our 2014 proxy statement.  We had hoped that the outcome would have been higher for various reasons, including our strong financial performance in 2013 and the positive changes to our executive compensation program that were implemented in 2012 and 2013.  This vote was an advisory vote and was not binding on either the Company or the Board of Directors (or any of its committees), but the Compensation Committee deliberated extensively about the results of this vote and considered these results when engaging in our ongoing review of our executive compensation program.
Over the last year, A. John Hass, the Chairman of our Compensation Committee, or Kenneth A. Kurtzman, our Chief Risk Officer and Director of Investor Relations, spoke to many of our largest shareholders, representing approximately 52% of our outstanding shares as of March 7, 2014 (the record date of our 2014 Annual Meeting) to better understand the results of our shareholder vote on the Say on Pay Proposal and their perceptions or concerns regarding our executive compensation program.  While these outreach efforts focused on seeking feedback from shareholders that we believed voted against the Say on Pay Proposal, Mr. Hass and Mr. Kurtzman also had discussions with some of our shareholders who voted in favor of our executive compensation program.
Subsequently, taking into account the reports of ISS and Glass Lewis, the results of the Say on Pay Proposal vote, and the feedback provided by our shareholders, the Compensation Committee approved the modifications to our executive compensation program discussed above, each of which it believes have further strengthened the alignment of the interests of our executive officers with those of our shareholders.

Executive Compensation Framework
As noted above, the Compensation Committee regularly reviews and monitors our executive compensation and benefits programs to evaluate whether they support our compensation philosophy and business objectives and ultimately serve the interests of our shareholders.  Our compensation practices include the following, each of which the Compensation Committee believes reinforces our executive compensation philosophy and objectives:
What We Do:

✓
Pay for performance. A significant percentage of targeted annual compensation is delivered in the form of variable compensation that is connected to actual performance. For 2014, variable compensation comprised approximately 79% of the targeted annual compensation for the Chief Executive Officer and, on average, 50% of the targeted annual compensation for the other named executive officers.

✓	Independent compensation consultant. The Compensation Committee retains its own independent compensation consultant to review the Company's executive compensation program and practices.
✓
Shareholder engagement. As part of our shareholder outreach program, our Compensation Committee chair and members of management engage with shareholders to discuss and understand their perceptions or concerns regarding our executive compensation program.

✓	"Double trigger" in the event of a change-in-control. In the event of a change-in-control, cash severance benefits are payable only upon a "double trigger."
✓	Maximum payout caps for annual and long-term incentive compensation.
✓	"Clawback" policy.
✓	Robust share ownership guidelines.

What We Don't Do:
✗	No service-based defined benefit pension plan or other similar benefits.
✗	No repricing or buyout of underwater share options.
✗	No employee and director pledging and hedging of Common Shares owned by them.
✗	No currently paid dividends or dividend equivalents on performance-based share unit awards.
Setting Compensation
The Compensation Committee
The Compensation Committee establishes the Company's general compensation philosophies and oversees the development, implementation and monitoring of the Company's compensation and benefits policies. The Compensation Committee determines the Chief Executive Officer's compensation after consultation with each of the nonemployee directors on the Board, and sets the compensation of the other named executive officers after considering the recommendations of the Chief Executive Officer concerning the compensation of such executive officers.
While not members of the Compensation Committee, the Chairman of the Board and all other directors, including the Chief Executive Officer, attended all meetings of the Compensation Committee in 2014 to observe and contribute to the Committee's discussions relating to executive compensation. The Chief Executive Officer did not attend portions of the meetings relating to the setting of his compensation and he is not involved in setting or recommending his own compensation levels.
Independent Compensation Consultant
The Compensation Committee retains an independent compensation consultant to provide executive and director compensation consulting services.  The compensation consultant informs the Compensation Committee on market trends, as well as regulatory issues and developments and how they may impact our executive compensation program.  The compensation consultant also advises regarding the design and competitiveness of the executive compensation program, including conducting a market review of our peer group, to help the Compensation Committee evaluate the linkage between pay and performance and the ability of the overall executive compensation program to support our financial and strategic objectives.  The compensation consultant does not provide any other services to the Company.  The Compensation Committee has assessed the independence of its compensation consultants pursuant to the NYSE rules and the Company concluded that the compensation consultants' work for the Compensation Committee in 2014 did not raise any conflict of interest.

Prior to May 2014, the Compensation Committee had retained Frederic W. Cook & Co. ("FWC") as its independent compensation consultant. In May 2014, the Compensation Committee engaged Deloitte Consulting LLP ("Deloitte") to serve as its independent compensation consultant. Deloitte undertook a "clean slate review" of the Company's executive compensation program.  The goal of the clean slate review and subsequent work of Deloitte was to evaluate the current executive compensation program and compare it to the Company's compensation philosophy and business objectives, as well as to leading practices in executive compensation.  Deloitte's clean slate review included a number of suggested practices that were discussed with the Compensation Committee.  Following Deloitte's clean slate review, the Compensation Committee approved the following changes to the Company's executive compensation program in July 2014:
•	Elimination of market share units as a regular component of the Company's executive compensation program;
•	Replaced return on equity with Average Change in FCBVPS as the performance metric for determining the payout level of our Chief Executive Officer's July 2014 Executive Incentive Plan award;
•	Elimination of the annual threshold performance feature from our Chief Executive Officer's July 2014 Executive Incentive Plan award;
•	Elimination of excise tax gross-up payments on change in control benefits, effective one-year following the effective date of the amendment to the CIC Plan; and
•	Prohibition on buyouts of underwater share options.
Competitive Market Environment and Our Peer Group
With the assistance of its compensation consultant and our human resources personnel, the Compensation Committee considers several factors, including competitive compensation practices and trends and market demand for talent, to assess the effectiveness and competitiveness of our compensation structure.  While the Compensation Committee did not target the specific 2014 compensation elements or total 2014 compensation against market data, it performed a 2014 review of compensation to assess the competitiveness of the 2014 compensation levels of our named executive officers and to review the overall competitive market in which our named executive officers operate.  In 2014, Deloitte conducted a review of the competitiveness of our executive compensation program, including comparing the compensation of our named executive officers to our 2014 peer group.  Deloitte found that the target total direct compensation of the Company's Chief Executive Officer for 2014 was at the 62nd percentile of the 2014 peer group.  Similarly, the average target total direct compensation of the Company's other named executive officers for 2014 was at the median of the 2014 peer group.
In order to attract and retain key executives with proven skills and experience required for our Company, our compensation programs must be competitive with those offered by companies based in Bermuda and other offshore locations with which we compete for a limited pool of available talent.  As one among many Bermuda-based insurers and reinsurers, we experience intense competitive pressures to attract and retain talent.  This competition for talent has increased during recent years as a result of, among other things: non-traditional entrants into our industry, such as hedge funds and private equity firms; the proliferation of third-party capital utilization by our competitors resulting in new reinsurance entities entering the market; the growth of markets for catastrophic and specialty risks; the continuing competition to serve clients and capitalize on potential opportunities in our markets; and the increasingly complex regulatory and compliance environment in the reinsurance industry.
The competitive market environment is exacerbated by the Bermuda location of our corporate headquarters and the difficulties of attracting top-level executives to positions that require either expatriate relocation to Bermuda or frequent travel by executives between the United States and Bermuda.

In evaluating the competitiveness of our executive compensation program, we have historically considered a peer group of companies that we believe are representative of our actual peers because they are engaged in similar lines of business or compete with us in hiring senior executive officers. Importantly, many of the companies in our peer group have executive officers working outside of the United States and compete with us in offering compensation packages designed to attract executive officers to work for such companies.  Accordingly, our historical peer group was comprised entirely of companies in the reinsurance industry with which we compete and share similar characteristics, such as a location in Bermuda, Switzerland or the Cayman Islands and certain elements of the business.
During 2013, as part of its ongoing review of our executive compensation program, the Compensation Committee instructed FWC to reevaluate the composition of our peer group for purposes of setting 2014 compensation opportunities.  As part of this reevaluation, the Compensation Committee determined that the most important characteristics of each company in our peer group are that the company (1) writes property and casualty reinsurance as a substantial component of its business and (2) is located offshore.  FWC considered the revenue and market capitalizations of companies meeting the foregoing criteria.  In addition, FWC and the Compensation Committee considered the companies included in the 2013 ISS-selected peer group.  While some of the companies in the ISS-selected peer group overlapped with our peer group, we believed that the companies we selected were more appropriate because they had characteristics that were aligned with our Bermuda location, clientele and reinsurance business model.  Significantly, 7 of the 11 companies in our peer group also listed us as a peer or equivalent in their 2013 proxy statements.
Based on its reevaluation, FWC recommended a revised peer group to (i) include additional offshore companies that write reinsurance, with which we believe we compete for executive talent and (ii) exclude companies that meet this criteria, but have significantly larger market capitalizations than we do.  In addition, the Compensation Committee considered companies viewed by investors, financial analysts and rating agencies as being our competitors.  Based on the recommendations of FWC, the Compensation Committee approved the following new peer group in October 2013, which was used to evaluate the 2014 executive compensation program:

Peer Company	Location of Principal Executive Office	Global Industry Classification Standard (GICS) Description	Identified PTP as a Peer (2)
Allied World Assurance Company Holdings, AG (AWH) (1)	Switzerland	Property & Casualty Insurance
Arch Capital Group Ltd. (ACGL)	Bermuda	Property & Casualty Insurance	X
Argo Group International Holdings, Ltd. (AGII) (1)	Bermuda	Property & Casualty Insurance
Aspen Insurance Holdings Limited (AHL)	Bermuda	Property & Casualty Insurance	X
Axis Capital Holdings Limited (AXS)	Bermuda	Property & Casualty Insurance	X
Endurance Specialty Holdings Ltd. (ENH)	Bermuda	Reinsurance	X
Greenlight Capital Re, Ltd. (GLRE) (1)	Cayman Islands	Reinsurance
Maiden Holdings, Ltd. (MHLD) (1)	Bermuda	Reinsurance
Montpelier Re Holdings Ltd. (MRH)	Bermuda	Reinsurance	X
RenaissanceRe Holdings Ltd. (RNR)	Bermuda	Reinsurance	X
Validus Holdings, Ltd. (VR)	Bermuda	Reinsurance	X

(1)
Added in 2013 for purposes of evaluating 2014 compensation.  Everest Re Group, Ltd. and PartnerRe Ltd. were previously included in the Company's peer group, but were removed due to their significantly larger market capitalizations.  Alterra Capital Holdings Limited was a member of our peer group before it was acquired by another entity in 2013.

(2)	The peer group company included the Company as a peer (or an equivalent designation) in its 2013 proxy statement.

In October 2014, Deloitte was asked to reevaluate the Company's peer group for continued appropriateness.  Based on this review, the Compensation Committee approved the addition of Global Indemnity plc, RLI Corp., The Navigators Group, Inc. and Third Point Reinsurance Ltd. to the peer group and the deletion of Arch Capital Group Ltd. from the peer group, primarily due to size considerations, with the goal that the Company be near the median of its peer group in terms of market capitalization. It was the intent of the Compensation Committee to use this revised peer group for evaluating 2015 compensation decisions.

Summary of 2014 Elements of Executive Compensation
The following table lists the material elements of our 2014 executive compensation program. The Compensation Committee believes that the pay-for-performance and pay-at-risk design of our executive compensation program balances fixed and variable compensation elements and provides alignment with our short- and long-term financial and strategic priorities through the annual and long-term incentive programs.  Our incentives are designed to drive overall corporate performance supportive of our goal of achieving attractive long-term returns for our shareholders, with compensation payouts varying from target based on actual performance against pre-established and communicated performance objectives. Our executive compensation program is significantly weighted towards performance-based and at-risk compensation, with approximately 79% of our Chief Executive Officer's 2014 targeted annual compensation and approximately 50% of the 2014 targeted annual compensation of our other named executive officers delivered in the form of "at-risk" incentive compensation opportunities.

Element	Key Characteristics	Why We Pay This Element	How We Determine Amount	2014 Decisions
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Establish a base level of competitive cash to attract and retain talented executives.	Experience, job scope, responsibilities, competitive market, internal pay comparisons, and individual performance.	None of our named executive officers received salary increases in 2014 from the levels established in 2013.

Annual Incentive Plan	Variable compensation component payable in cash based on Annual ROE.	Motivate and reward executives for performance on key objectives over the year.
Target opportunities set based on market practice and individual performance.
Annual ROE.
Under the Annual Incentive Plan, the Compensation Committee may exercise discretion to decrease (not increase) bonus payouts based on individual performance.
Maximum payout capped at 175% of target opportunity.
No payout if Annual ROE is less than 3%.
2014 target bonuses as a percentage of base salary were consistent with 2013. Based on our Annual ROE of 10.2% for 2014, 2014 bonuses were paid at 116.15% of target.

Executive Incentive Plan
Variable compensation component generally payable in cash based on the value of our Common Shares.
February 2014 share units earned based on 3-Year Average ROE.
Mr. Price's July 2014 share units earned based on Average Change in FCBVPS.

Designed to align the interests of executives with those of our shareholders by focusing executives on performance over a multi-year period.
Designed to retain talented executives over multi-year performance period.

Target opportunities set based on market practice and individual performance.
February 2014 share units - 3-Year Average ROE.
July 2014 share units – Average Change in FCBVPS.
Maximum payout capped at 150% of target opportunity.

2014 awards were generally consistent with 2013 awards, except in the case of Mr. Price, whose long-term incentive awards were recalibrated to provide that 100% of his award be delivered in the form of share units under the Executive Incentive Plan.

2010 Share Incentive Plan	Restricted shares subject to a time-based vesting schedule.
Competitive with market practices and designed to attract, motivate and retain top executive talent over vesting period.
Designed to focus executives on long-term performance of the Company and directly align the interests of executives with those of our shareholders.
Market practice and individual performance.
Restricted shares granted in 2014 to each of the named executive officers (excluding Mr. Price) represented approximately half of the named executive officer's total long-term incentive award opportunity.

Performance Metrics
As discussed further below, the annual and long-term incentive compensation for our named executive officers is determined based upon pre-established performance metrics in addition to individual performance: Annual ROE, Average Change in FCBVPS, 3-Year Average ROE and share price.  The Compensation Committee believes that these performance metrics strongly correlate to growth in long-term shareholder value in the reinsurance industry. During 2014, the Compensation Committee approved the transition from the use of a return on equity metric in both its annual and long-term incentive compensation programs.  Accordingly, the July 2014 long-term incentive award granted to Mr. Price, will vest based on an Average Change in FCBVPS performance metric rather than 3-Year Average ROE.
Setting the Performance Metrics.  Our property reinsurance business can be very volatile.  It may be very profitable in periods when there are few catastrophic events and it is subject to large losses if catastrophes are frequent or severe. Our casualty reinsurance business is typically less volatile; however, there tends to be a greater time lag between the occurrence, reporting and payment of casualty reinsurance claims, requiring a longer-term perspective on the part of management for this aspect of our business.   In setting performance targets, the Compensation Committee performs a rigorous analysis and strives to establish meaningful targets that appropriately motivate our executives and reward them for strong performance without inappropriate risk-taking.
Given the volatility inherent in our business, the Compensation Committee has historically set the target performance metrics under both the Annual Incentive Plan and Executive Incentive Plan based on the Company's actual cost of equity at the time the goals were set, taking into account the different time horizons of the Annual Incentive Plan and the Executive Incentive Plan.  The target levels under both the Annual Incentive Plan and Executive Incentive Plan were designed to discourage inappropriate risk-taking and be reasonably challenging under the economic and market conditions within our industry at the time the performance targets were set.  The Compensation Committee believes that the design of the performance schedule in both our Annual Incentive Plan and Executive Incentive Plan discourages inappropriate risk taking by capping the maximum potential payout level.  For further information regarding our five-year historical Annual ROE and 3-Year Average ROE performance, please see the historical performance charts included below.

Annual ROE.  Annual ROE(2) which takes into account both our net income and capital in the form of shareholders equity used to produce that net income on an annual basis, is viewed by the Compensation Committee to be a critical and comprehensive measure of our performance.  At the beginning of each year, we establish minimum, maximum and target Annual ROE goals for the Company that correspond to incentive payouts under the Annual Incentive Plan.
(2)
Annual ROE is determined by dividing our net income available to common shareholders by the beginning shareholders' equity during the year, adjusted by the Compensation Committee for material capital transactions during the year.

The following chart describes the payout levels under the Annual Incentive Plan awards for 2014 and the corresponding Annual ROE goals required for each payout level:

The following chart shows our Annual ROE for each of the past five years:

Average Change in FCBVPS – Mr. Price's July 2014 Executive Incentive Plan Award.  For the July 2014 Executive Incentive Plan award granted to Mr. Price, the Compensation Committee approved an Average Change in FCBVPS(3) performance metric.   As was the case with our 3-Year Average ROE metric, we believe that the Average Change in FCBVPS performance metric aligns management's interests with those of our shareholders by incentivizing management to take actions that have a positive long-term impact on our net income and capital utilization.
(3)
FCBVPS represents (i) total shareholders' equity, adjusted for the assumed proceeds from the exercise of in the money share options, divided by (ii) the number of Common Shares outstanding, adjusted for the assumed exercise or vesting of all outstanding and in the money share options and restricted share units, with performance-based restricted share units determined based on actual performance through the date FCBVPS is determined, and will be increased by any dividends on Common Shares declared during such period.  Average Change in FCBVPS represents the average of the percentage increase or decrease in FCBVPS during each plan year in a particular performance period.

The following chart describes the payout levels under Mr. Price's July 2014 Executive Incentive Plan award for the July 1, 2014 – June 30, 2017 performance period and the corresponding Average Change in FCBVPS goals required for each payout level:

3-Year Average ROE – February 2014 Executive Incentive Plan Awards.  Historically, the Compensation Committee also believed it to be appropriate to include 3-Year Average ROE(4) as a component of our long-term incentive program as the Compensation Committee believes that measuring ROE over a three-year period reduces year-to-year volatility in long-term incentive compensation and aligns management's interests with those of our shareholders by incentivizing management to take actions that have a positive long-term impact on our net income and capital utilization.  However, in order to eliminate the use of a return on equity metric for the determination of both annual and long-term incentive compensation, Average Change in FCBVPS replaced the 3-Year Average ROE performance metric in Mr. Price's July 2014 Executive Incentive Plan award.
(4)	3-Year Average ROE is calculated by adding together the Annual ROE for each of the years in a performance period and dividing that amount by the number of years in the performance period.

The following chart describes the payout levels under the February 2014 Executive Incentive Plan awards for the 2014-2016 performance period and the corresponding 3-Year Average ROE goals required for each payout level:

(1)
Participants are eligible to receive a payout of 8.33% of the share units granted under the award for each year during the performance period in which threshold Annual ROE of 4% is achieved. This feature was eliminated from Mr. Price's July 2014 Executive Incentive Plan award.

The following chart shows our 3-Year Average ROE for each of the past five performance periods:

Share Price.  Share price is a significant performance-based element of our compensation program. Changes in share price directly impact the value of our equity-based compensation and, in the case of previously granted market share units, the number of market share units that will vest.  All of the long-term incentives granted under our 2010 Share Incentive Plan, including those granted under our Executive Incentive Plan, are either paid in Common Shares or in cash based on the price of our Common Shares at vesting.  In addition, we expect our named executive officers to attain a meaningful level of ownership of our Common Shares pursuant to our share ownership guidelines described in detail under "Share Ownership Guidelines" below.  Accordingly, our program is designed to result in the accumulation of Common Shares by our named executive officers in order to directly align their interests with those of our shareholders.  We believe the combination of share-based compensation and share ownership guidelines motivates our named executive officers to focus on increasing the long-term market value of our Common Shares.  In addition, our executive officers are prohibited from hedging the economic risk of their share ownership or pledging Common Shares owned by them.

The following chart shows change in our share price over each of the past five years:

Individual Performance.  In addition to the performance factors described above, the compensation paid to our named executive officers is impacted by each executive's individual performance.  Changes in base salary and the target values of annual incentive and long-term incentive compensation reflect the individual performance of the executive.  In addition, under our Annual Incentive Plan, the Compensation Committee may exercise discretion to reduce (not increase) incentive payouts based on the executive's individual performance.

Discussion of 2014 Elements of Executive Compensation
The principal elements of executive compensation are base salary, annual incentive bonuses under the Annual Incentive Plan, long-term incentive awards under the 2010 Share Incentive Plan and long-term incentive awards under the Executive Incentive Plan.  In addition, certain of our named executive officers receive perquisites and are eligible for post-termination severance benefits and coverage under our benefit programs and retirement savings plans, each of which the Compensation Committee believes to be competitive.  Each of our 2014 executive compensation program elements is described in detail below.
Base Salary
Our philosophy is that base salaries should establish a pay foundation at competitive levels to attract and retain talented executives.  Base salary is a fixed compensation component payable in cash.  The initial base salary levels were determined based on experience, job scope, responsibilities, competitive market, internal pay comparisons, and individual performance.  From time to time, base salaries are adjusted to reflect promotions, increases in responsibilities and competitive considerations.  In 2014, none of our named executive officers received a base salary increase from the salary levels established in 2013.
Annual Incentive Plan
Our Annual Incentive Plan is structured to reward our named executive officers based on short-term corporate performance, subject to a reduction in payout levels at the discretion of the Compensation Committee based on individual performance.  Compensation under the Annual Incentive Plan is intended to be a significant component of an executive's total cash compensation opportunity in a given year, helping to reinforce our "pay-for-performance" culture.
In February 2014, the Compensation Committee determined that Annual ROE would be the measure of corporate performance for 2014 under the Annual Incentive Plan and that for 2014, the performance bonus multiplier, which determines the level at which the bonus pool funds, would be as follows:
Annual ROE	Performance Bonus Multiplier
Less than 3%	0%
3% - 8%	40% - 100%
8% - 18% or more	100% – 175%
Between performance levels, the applicable performance bonus multiplier will be determined through straight-line interpolation.

The target award levels under the Annual Incentive Plan were determined based on an evaluation of the peer group data as well as the historical compensation levels of our executive officers.  For 2014, the Compensation Committee did not change the target award levels, as a percentage of base salary, from those set in 2013 for the named executive officers.  Accordingly, in February 2014, the Compensation Committee approved the following 2014 target bonuses for each of our named executive officers:
Named Executive Officer	2014 Target Bonus (as a % of Earned Base Salary)
Mr. Price	150%
Mr. Porter	125%
Ms. Mitchell	125%
Mr. Lombardozzi	100%
Mr. Decleir	75%
The Compensation Committee may consider individual performance and exercise discretion to reduce payouts under the Annual Incentive Plan to amounts that are less than what would have been earned based on the performance multiplier.   However, the Compensation Committee may not increase payouts above the levels determined based on the formulaic performance bonus multiplier.
At its February 2014 meeting, in addition to the Annual ROE performance measure discussed above, the Compensation Committee approved non-financial individual objectives for Mr. Price.   The 2014 individual performance objectives included, for example, appropriately allocating capital to underwriting and investments, executing the Company's business strategy and engaging in communications with investors.
At its meeting in February 2015, the Compensation Committee determined that Annual ROE was 10.2% and thus the performance bonus multiplier for 2014 was 116.15%.  In addition, based on our financial performance and the individual performance of each named executive officer during 2014, Mr. Price recommended and the Compensation Committee approved an annual incentive bonus for 2014 for each of the named executive officers (other than himself) equal to his or her 2014 target bonus multiplied by the performance bonus multiplier of 116.15% for 2014.  The Compensation Committee did not exercise its discretion to reduce any of these annual incentive bonuses.  The Compensation Committee also determined that Mr. Price substantially met his non-financial individual objectives for 2014.  As a result, Mr. Price's annual incentive bonus for 2014 was determined to be equal to his 2014 target bonus multiplied by the performance bonus multiplier of 116.15% for 2014.  Based on this performance bonus multiplier, in February 2015, the named executive officers received the following annual incentive bonuses for 2014:
Named Executive Officer	2014 Actual Annual Incentive Bonus
Mr. Price	$1,620,293
Mr. Porter	$747,716
Ms. Mitchell	$747,716
Mr. Lombardozzi	$598,173
Mr. Decleir	$352,806
Long-Term Incentives
During 2014, the Compensation Committee approved long-term incentive awards in the form of performance-based share units under the Executive Incentive Plan and time-based restricted shares.  The long-term incentive awards were designed so that a significant portion of the compensation earned by our executives would be based on multi-year performance periods, with payout of the awards tied to our performance during such performance periods.  The following description of the 2014 long-term incentive awards describes the original terms of the awards and excludes the impact of the Merger as the Merger has not yet been consummated.  Please see "Executive Compensation – Impact of Merger Agreement" above for a description of the impact of the Merger Agreement on outstanding equity awards, including the 2014 equity grants.

Executive Incentive Plan.  Our Executive Incentive Plan was designed to focus our executive officers on profitability and management of capital over a longer term than our Annual Incentive Plan, which is oriented toward single-year results.  Under the design of the Executive Incentive Plan, a meaningful portion of the compensation earned by our executive officers would be based upon the multi-year financial impact of their decisions and returns delivered to our shareholders.  The Executive Incentive Plan was also designed to support the retention of named executive officers over time.
As noted above, the Compensation Committee approved a 3-Year Average ROE performance metric for awards under the Executive Incentive Plan through February 2014.  During 2014, the Compensation Committee approved the transition from a 3-Year Average ROE performance metric to an Average Change in FCBVPS performance metric. Accordingly, the July 2014 Executive Incentive Plan award granted to Mr. Price will vest based on an Average Change in FCBVPS performance metric.
July 2014 Award – July 1, 2014 – June 30, 2017 Performance Period
In July 2014, Mr. Price was granted a 2014 long-term incentive opportunity in the form of 15,769 performance-based share units (representing a target opportunity of 105% of his 2014 base salary) which were scheduled to vest based on the Average Change in FCBVPS over the July 1, 2014 – June 30, 2017 performance period.   Mr. Price's target award level was determined based on an evaluation of the peer group data as well as Mr. Price's historical compensation levels.  The Compensation Committee determined that the range of payout for Mr. Price's award would be as set forth in the table below.
Average Change in FCBVPS	Performance Percentage
Less than 4.3%	0%
4.3% - 8.6%	40% - 100%
8.6% - 12.9% or more	100% - 150%
Between performance levels, the applicable performance percentage will be determined through straight-line interpolation.  In order for Mr. Price to receive a payout at the target level of 100% for the performance period, we would have to achieve an Average Change in FCBVPS of 8.6%.   In approving Mr. Price's July 2014 award, the Compensation Committee eliminated the annual threshold performance feature previously included in Executive Incentive Plan awards.  When approving the July 2014 award, the Compensation Committee increased the threshold payout level to 40% from the historical threshold payout level of 25% in order to discourage excessive risk taking while also motivating participants in light of a challenging financial and reinsurance operating environment.
February 2014 Awards - 2014-2016 Performance Period
In February 2014, the Compensation Committee granted long-term incentive awards to our executive officers in the form of performance-based share units for the 2014-2016 performance period with target and payout levels as follows:
3-Year Average ROE	Performance Percentage
Less than 4%	0%
4% - 15% or more	25% - 150%
Between performance levels, the applicable performance percentage will be determined through straight-line interpolation.  Under the original terms of the awards, in order for participants to receive payouts at the target level of 100% for the 2014-2016 performance period, we would have to achieve a 3-Year Average ROE of 10.6%.  The original terms of the 2014-2016 awards provide for an award payout, after the completion of a three-year performance period and determination of the 3-Year Average ROE, of the greater of the number of share units resulting from (i) the performance percentage applicable to the 3-Year Average ROE multiplied by the number of share units granted  and (ii) the sum of the number of share units granted multiplied by the minimum payout level established for each year in the three-year performance period in which Annual ROE equals or exceeds the threshold Annual ROE specified in the award.

To address the impact of the volatility of our business over the three-year performance period under our Executive Incentive Plan, the February 2014 awards included an annual threshold performance payout level of 8.33% of the share units granted for each year in the 2014-2016 performance period in which threshold Annual ROE of 4% is achieved. The Compensation Committee included this feature to enhance the retentive element of the plan because the earned payout levels are subject to continued service vesting. If Annual ROE is below 4% in every year of the performance period, the entire award will be forfeited. This annual threshold performance feature was eliminated from the July 2014 Executive Incentive Plan award granted to Mr. Price.
The target award levels for the February 2014 Executive Incentive Plan grants were determined based on an evaluation of the peer group data as well as the historical compensation levels of our named executive officers.  The target award value granted to Mr. Price equaled approximately 128.2% of his 2014 base salary, the target award value granted to Messrs. Lombardozzi and Porter and Ms. Mitchell equaled approximately 100% of their 2014 base salaries and the target award value granted to Mr. Decleir equaled approximately 75% of his 2014 base salary.  The number of share units awarded is determined by dividing the dollar amount of the award by the fair market value of our Common Shares on the date of grant.   During 2014, the named executive officers received the following number of share units under the Executive Incentive Plan:
Named Executive Officer	February 2014 Executive Incentive Plan Share Units
Mr. Price	21,374
Mr. Porter	9,235
Ms. Mitchell	9,235
Mr. Lombardozzi	9,235
Mr. Decleir	5,447
Under the original terms of the awards, share units granted in 2014 under the Executive Incentive Plan are to be paid in cash with the value equal to the number of share units due to be paid out multiplied by the fair market value of our Common Shares on the vesting date.  The Compensation Committee approved the cash settlement of these awards after considering the potential dilutive impact of additional share-settled awards.
Recently Completed Performance Periods
The share unit awards made to each of the named executive officers under the Executive Incentive Plan for the 2012-2014 performance period vested in February 2015.  In February 2015, the Compensation Committee determined that, for purposes of the Executive Incentive Plan, 3-Year Average ROE over the 2012-2014 performance period was 14.4%, resulting in a performance percentage of 143.36% for the performance period.  Based on this performance percentage, in February 2015, the named executive officers vested in the following number of share units for the 2012-2014 performance period:
Named Executive Officer	February 2015 Vested Executive Incentive Plan Share Units
Mr. Price	35,891
Mr. Porter	19,940
Ms. Mitchell	19,940
Mr. Lombardozzi	19,940
Mr. Decleir	11,666

2010 Share Incentive Plan.
2014 Restricted Shares
In 2014, the Compensation Committee granted time-based restricted shares under the 2010 Share Incentive Plan to each of the named executive officers other than Mr. Price.  Under the original terms of these awards, these restricted shares vest ratably over a three-year vesting period.
Based on input received from Deloitte, restricted shares were deemed to be competitive with market practices and are designed to motivate and retain our named executive officers over the three-year vesting period.  In addition, the Compensation Committee believed that delivering a portion of the executive's long-term incentive compensation in the form of equity awards focuses executives on the long-term performance of the Company and directly aligns the interests of our named executive officers with those of our shareholders.  The named executive officers received the following number of restricted shares:
Named Executive Officer	July 2014 Restricted Shares
Mr. Porter	8,330
Ms. Mitchell	8,330
Mr. Lombardozzi	8,330
Mr. Decleir	6,551
Previously Granted Market Share Units
In 2012 and 2013, the Compensation Committee granted market share units, which are settled in Common Shares and are earned based on changes in our share price over a multi-year performance period.  The Company discontinued granting market share units as a regular element of its executive compensation program in 2014.
The market share unit awards granted in February 2012 vested on July 14, 2014.  In addition, the market share unit awards granted in July 2012 and July 2013 remain outstanding and, subject to achieving the performance criteria set forth in the award agreement, are scheduled to vest over the next two years under the original terms of the awards.
Under the market share unit award agreements, the number of market share units that vest will be determined by multiplying the number of market share units granted by a performance multiplier, the numerator of which is the average of the closing prices of the Common Shares for the 20 trading days typically ending on the last day of the fiscal quarter immediately preceding the second anniversary of the date of grant (the "ending share price") and the denominator of which is the average of the closing prices of the Common Shares for the 20 trading days ending on the last day of the fiscal quarter immediately preceding the date of grant (the "initial share price").  If the ending share price equals the initial share price, then 100% of the market share units granted will vest.  If, however, the ending share price increases or decreases as compared to the initial share price, then there will be a corresponding increase or decrease in the vesting percentage of the market share units.  Under the program, the maximum payout opportunity is capped at 150% of the market share units initially granted and no payment of Common Shares will be made if the performance multiplier is less than 50%.
The initial share price and ending share price for these 2012 market share units was $33.41 and $64.41, respectively, resulting in performance multiplier equal to 192.78%.  Under the terms of the award, the performance multiplier was capped at 150% and the named executive officers vested in the following number of market share units:
Named Executive Officer	July 2012 Market Share Units
Mr. Price	44,963
Mr. Porter	18,735
Ms. Mitchell	18,735
Mr. Lombardozzi	18,735
Mr. Decleir	10,961

Perquisites
Messrs. Price, Porter and Decleir are expatriate employees employed by our Bermuda-based companies.  We follow the practice of our peer group and many Bermuda companies of providing allowances to and paying certain expenses of expatriate executives, including housing and automobile allowances and costs of airfare for a specified number of visits by them and their families to their home countries.  The amounts paid in respect of these allowances and expenses are driven primarily by market conditions in Bermuda and the income taxes that may be assessed on such allowances.
Upon entering into a new employment agreement with the Company in July 2010, Mr. Price agreed to reductions in his base salary, target annual bonus, target long-term incentive awards and housing allowance and the elimination of other expatriate benefits, effective in August 2011.  This amounted to a reduction in his total annual targeted compensation, including perquisites and other benefits, of approximately $650,000.  As part of this new agreement, Mr. Price was granted the right to use our corporate jet rental program for commuting between the United States and his principal place of employment at our corporate headquarters in Bermuda. The Compensation Committee considered the reduction in compensation as an offset to the expected cost to us of providing Mr. Price with this travel benefit.  During the last three years, the average annual cost to us of Mr. Price's use of the corporate jet has been approximately $390,000.  Other than Mr. Price's use of the corporate jet rental membership for commuting purposes, none of our named executive officers are permitted to use the membership for commuting or personal travel.  The Compensation Committee determined that allowing Mr. Price to use our corporate jet rental program for commuting to Bermuda is consistent with the competitive practices in the Bermuda market and was important for retention purposes.
Other Items Comprising All Other Compensation
In addition to the elements of compensation discussed above, we make employer contributions to our various qualified and nonqualified defined contribution savings and profit-sharing plans totaling 10% of base salary for each of our employees, including our named executive officers.  We do not have a defined benefit pension plan or any supplemental retirement benefits.
In accordance with Section 457A of the Internal Revenue Code, Mr. Price and Mr. Porter, our Bermuda-based named executive officers who are also United States taxpayers, are not eligible to participate in our nonqualified plans.  Instead, each of those named executive officers receives an annual cash payment equal to the amount we would have contributed to our nonqualified plans for him.
Other Considerations
Benefits Upon Termination of Employment.  Each of our named executive officers has an employment agreement that provides for severance benefits in the event that his or her employment is terminated by us without cause or by the executive for good reason.  In addition, each of the named executive officers is eligible for severance benefits under our CIC Plan in the event of a termination of employment by us without cause or by the executive for good reason during the two-year period following a change in control.  In October 2014, the CIC Plan was amended to eliminate excise tax gross-up payments with respect to change in control benefits, effective one year following the adoption of the amendment.  In connection with the Merger, certain of our named executive officers may be eligible to receive benefits under the CIC Plan, including excise tax gross-up payments.
The receipt of severance benefits pursuant to the employment agreements and CIC Plan is conditioned upon the participant's execution of a full waiver and release in favor of us, and agreement to comply with covenants relating to non-solicitation of customers and employees, non-disparagement and confidentiality.  Our long-term incentive awards are also subject to accelerated vesting or prorated payment in the event of a termination of employment after a change in control, death or disability, and termination of employment by us without cause or by the named executive officer for good reason, among other circumstances.  These post-termination benefits and restrictive covenants are described under "Executive Compensation - Potential Payments Upon Termination or Change in Control" below.
Post-termination benefits are provided to our executives in order to attract and retain qualified professionals.  In addition, in the case of a termination in connection with a change in control, we believe that the CIC Plan secures the continued services, dedication and objectivity of our named executive officers in the event of any possible or actual change in control without concern as to whether such named executive officers might be hindered or distracted by personal uncertainties regarding their continued employment and risks created thereby.

Share Ownership Guidelines.  To align our executives' interests with those of our shareholders and to ensure that our executives own meaningful levels of our Common Shares throughout their tenures with the Company, the Board of Directors established share ownership guidelines for our executives.  All of our named executive officers have achieved their target share ownership levels.
The target share ownership levels for our Chief Executive Officer and our other named executive officers, as well as estimates of the value of the investment in the Company and multiple of current base salary that those target share ownership levels represent, are set forth in the table below.
Named Executive Officer	Target Share Ownership Levels (# of Common Shares)	Value of Target Ownership (1)	Multiple of Current Base Salary (1)
Mr. Price	100,000	$7,342,000	7.9
Mr. Porter	50,000	$3,671,000	7.1
Ms. Mitchell	50,000	$3,671,000	7.1
Mr. Lombardozzi	50,000	$3,671,000	7.1
Mr. Decleir	30,000	$2,202,600	5.4
(1)	Based on the closing price of $73.42 per Common Share on December 31, 2014.
We believe that these target share ownership levels, which Deloitte has advised are above market practice, provide a meaningful alignment of the interests of our named executive officers with the interests of our shareholders, which furthers our business goal of achieving attractive long-term returns for our shareholders.
Prohibition on Hedging and Pledging our Common Shares.  Under our share ownership guidelines, our executive officers and directors are prohibited from hedging the economic risk of their share ownership or pledging Common Shares owned by them.  These prohibitions apply to all of our executive officers who are required to file ownership reports with the SEC pursuant to Section 16 of the Exchange Act.  Currently, no executive officers or directors have hedged the economic risk of their share ownership or pledged their Common Shares.
Clawback Policy.  The Board of Directors adopted a clawback policy in October 2013.  Under this policy, the Board may, in its discretion and subject to applicable law, recover incentive compensation paid to an executive officer of the Company pursuant to cash-based and share-based awards made under the Annual Incentive Plan or the Executive Incentive Plan in the event our financial statements are required to be restated due to the intentional misconduct of the executive officer.  The policy covers incentive compensation paid by us or any of our subsidiaries during the 36-month period following the filing with the SEC of the Company's financial statements that are later the subject of a restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws.  The Board may recover the amount by which the incentive compensation paid exceeded the amount that would have been paid if calculated using the restated financial statements.
Tax Implications of Executive Compensation Program.  Under Section 162(m) of the Internal Revenue Code, compensation over $1 million for any year is generally not deductible for United States income tax purposes for compensation paid to our named executive officers who are employees of our United States-based subsidiaries.  Performance-based compensation is exempt from the deduction limit, however, if certain requirements are met.  The Compensation Committee considers the impact of Section 162(m) in the design of the compensation program.  Because the Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet the standards of Section 162(m) when necessary to enable the Company to continue to attract, retain, and motivate highly-qualified executives, it reserves the authority to approve potentially non-deductible compensation.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with the Company's management the disclosure set forth under the heading "Compensation Discussion and Analysis" above.  Based on such review and discussions, the Compensation Committee has recommended to the Board that such "Compensation Discussion and Analysis" be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
A. John Hass, Chairman
Edmund R. Megna
Linda E. Ransom
Christopher J. Steffen
The foregoing Report of the Compensation Committee shall not be deemed to be "soliciting material" or "filed" with the SEC or incorporated by reference in any previous or future document filed by us with the SEC under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act except to the extent that we specifically request that such Report be treated as soliciting material or specifically incorporates such Report by reference in any such document.

2014 Summary Compensation Table
The following table sets forth information relating to the compensation of the Chief Executive Officer, the Chief Financial Officer and our three next most highly compensated executive officers for 2014 who were serving as executive officers at the end of the fiscal year ended December 31, 2014 (our named executive officers).
Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
(a)	(b)	(c)	(e)	(g)	(i)	(j)
Michael D. Price President and Chief Executive Officer of the Company	2014 2013 2012	930,000 925,000 900,000	2,167,025 2,157,696 3,552,258	1,620,293 1,901,708 2,362,500	558,924 638,883 628,616	5,276,242 5,623,287 7,443,374
Allan C. Decleir Executive Vice President and Chief Financial Officer of the Company	2014 2013 2012	405,000 402,500 387,500	708,827 704,877 1,211,637	352,806 413,750 254,297	275,191 290,218 255,071	1,741,824 1,811,345 2,108,505
Robert S. Porter Chief Executive Officer of Platinum Bermuda	2014 2013 2012	515,000 512,500 500,000	1,030,080 1,025,093 1,636,397	747,716 878,041 1,093,750	518,877 520,725 524,233	2,811,673 2,936,359 3,754,380
H. Elizabeth Mitchell President and Chief Executive Officer of Platinum US	2014 2013 2012	515,000 512,500 495,833	1,030,080 1,025,093 1,636,397	747,716 878,041 1,084,635	52,833 53,320 59,800	2,345,629 2,468,954 3,276,665
Michael E. Lombardozzi President, Chief Executive Officer and Chief Legal Officer of PASI	2014 2013 2012	515,000 512,500 500,000	1,030,080 1,025,093 1,636,397	598,173 702,433 875,000	52,833 53,428 61,395	2,196,086 2,293,454 3,072,792
(1)
The amounts shown in column (e), Stock Awards, represent the aggregate grant date fair value of share unit awards granted to the named executive officers in the applicable fiscal year, computed in accordance with FASB ASC Topic 718.   The assumptions made in the valuation of stock awards are discussed in Note 11 to the consolidated financial statements contained in this Form 10-K.  The amounts shown in column (e), Stock Awards, include the grant date fair value of performance-based share unit awards made to each of our named executive officers under the Executive Incentive Plan in 2014, 2013 and 2012, the grant date fair value of market share unit awards made to each of our named executive officers under the 2010 Share Incentive Plan in 2013 and 2012 and the grant date fair value of restricted share awards made to Messrs. Decleir, Porter and Lombardozzi and Ms. Mitchell in 2014.  The maximum value as of the grant date for Executive Incentive Plan awards made in February 2014 for the 2014-2016 performance cycle was as follows:  Mr. Price:  $1,788,042; Mr. Decleir:  $455,697; Mr. Porter:  $772,582; Ms. Mitchell:  $772,582; and Mr. Lombardozzi:  $772,582.  The maximum value as of the grant date for the Executive Incentive Plan award made in July 2014 to Mr. Price for the July 1, 2014-June 30, 2017 performance cycle was $1,462,527.

(2)	The amounts for 2014 include:
	Michael D. Price	Allan C. Decleir	Robert S. Porter	H. Elizabeth Mitchell	Michael E. Lombardozzi
Housing allowance	120,000	180,000	432,000	-	-
401(k) and nonqualified plan contributions	26,000	40,500	26,000	51,500	51,500
Cash paid in lieu of nonqualified plan contributions	67,000	-	25,500	-	-
Automobile allowance	-	8,400	8,400	-	-
Dividends paid on stock awards	-	4,861	1,333	1,333	1,333
Home leave and other personal travel expenses	-	32,480	16,224	-	-
Commuting expenses	345,924	-	-	-	-
Club fees	-	8,950	9,420	-	-
Total All Other Compensation	558,924	275,191	518,877	52,833	52,833

Housing and automobile allowances and home leave and other personal travel expenses are paid pursuant to the named executive officers' employment agreements.  Home leave and other personal travel expenses were valued on the basis of the aggregate incremental cost to the Company and represent the amounts paid to Mr. Decleir and Mr. Porter.  Commuting expenses is comprised of (i) $340,759 paid by us to the vendor for Mr. Price's use of our membership in a corporate jet rental program for 17 round trips between the United States and his principal place of employment at our corporate headquarters in Bermuda in 2014 and (ii) $5,165 for ground transportation to and from the airport in connection with those trips.

Grants of Plan-Based Awards in Fiscal Year Ended December 31, 2014
The following table shows the equity and non-equity awards granted to the named executive officers under our equity and non-equity incentive plans during the fiscal year ended December 31, 2014.   The amounts reported in the table and the footnotes to this table are based on the original terms of the awards and do not reflect the accelerated vesting that will occur in connection with the Merger.  Please see "Executive Compensation - Impact of the Merger Agreement" for a discussion of the impact of the Merger Agreement on outstanding equity awards.
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Michael D. Price	2/11/14 (1)	$558,000	$1,395,000	$2,441,250
	2/11/14 (2)				1,781	21,374	32,061		$1,192,028
	7/22/14 (3)				6,308	15,769	23,654		$974,997

Allan C. Decleir	2/11/14 (1)	$121,500	$303,750	$531,563
	2/11/14 (2)				454	5,447	8,171		$303,779
	7/22/14 (4)							6,551	$405,048

Robert S. Porter	2/11/14 (1)	$257,500	$643,750	$1,126,563
	2/11/14 (2)				770	9,235	13,853		$515,036
	7/22/14 (4)							8,330	$515,044

H. Elizabeth Mitchell	2/11/14 (1)	$257,500	$643,750	$1,126,563
	2/11/14 (2)				770	9,235	13,853		$515,036
	7/22/14 (4)							8,330	$515,044

Michael E. Lombardozzi	2/11/14 (1)	$206,000	$515,000	$901,250
	2/11/14 (2)				770	9,235	13,853		$515,036
	7/22/14 (4)							8,330	$515,044
(1)
Awards made pursuant to the Annual Incentive Plan in respect of 2014.  The terms of the Annual Incentive Plan are described above under "Executive Compensation - Compensation Discussion and Analysis – Discussion of 2014 Elements of Compensation - Annual Incentive Plan."  Amounts reported in columns (c) - (e) represent estimated possible payouts.  The threshold amounts were calculated assuming payout of the awards based on achievement of 3% Annual ROE for 2014, the minimum Annual ROE that would result in payment pursuant to the awards.  The named executive officers would not have received any payments under these awards if Annual ROE was less than 3%.  As these awards were paid on February 10, 2015, amounts reported in columns (c) – (e) represent estimated possible payouts.  The actual amounts of the Annual Incentive Plan awards paid to our named executive officers are included in the 2014 Summary Compensation Table in column (g), Non-Equity Incentive Plan Compensation.

(2)
Awards made pursuant to the Executive Incentive Plan for the 2014-2016 performance cycle that are scheduled to vest on February 11, 2017 under the original terms of the awards.  The terms of the Executive Incentive Plan are described above under "Executive Compensation - Compensation Discussion and Analysis – Discussion of 2014 Elements of Compensation - Long-Term Incentives - Executive Incentive Plan."  Amounts reported in columns (f) - (h) represent estimated possible payouts.  The threshold amounts, equal to 8.33% of the target share units, were calculated assuming payout of the awards based on achievement of 4% Annual ROE for one year during the 2014-2016 performance cycle and less than 4% Annual ROE for the other two years during the 2014-2016 performance cycle, the minimum Annual ROE that would result in payment pursuant to the awards.  Under the original terms of the awards, the share units subject to these awards would be forfeited if Annual ROE is less than 4% in each year of the performance cycle.  The grant date fair values of these awards are included in the 2014 Summary Compensation Table in column (e), Stock Awards.

(3)
Award made pursuant to the Executive Incentive Plan for the July 1, 2014 – June 30, 2017 performance cycle that is scheduled to vest on July 22, 2017 under the original terms of the awards.  The terms of the Executive Incentive Plan are described above under "Executive Compensation - Compensation Discussion and Analysis – Discussion of 2014 Elements of Compensation - Long-Term Incentives - Executive Incentive Plan."  Amounts reported in columns (f) - (h) represent estimated possible payouts.  The threshold amount, equal to 40% of the target share units, was calculated assuming payout of the award based on achievement of 4.3% Average Change in FCBVPS for the July 1, 2014 – June 30, 2017 performance cycle, the minimum Average Change in FCBVPS that would result in payment pursuant to the award.  The share units subject to this award would be forfeited if Average Change in FCBVPS is less than 4.3% for the performance cycle.  The grant date fair value of this award is included in the 2014 Summary Compensation Table in column (e), Stock Awards.

(4)
Restricted shares granted to Messrs. Decleir, Porter and Lombardozzi and Ms. Mitchell in 2014 under the 2010 Share Incentive Plan.  Under the original terms of the awards, the restricted shares vest in three equal annual installments beginning on the first anniversary of the grant date.  The grant date fair values of the restricted shares are included in the 2014 Summary Compensation Table in column (e), Stock Awards.

Employment Agreements and Arrangements with Named Executive Officers
The awards and other compensation items set forth in the 2014 Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal Year Ended December 31, 2014 Table are described in more detail above under "Executive Compensation – Compensation Discussion and Analysis" in this Form 10-K.  Following is a description of the material terms of our employment agreements and arrangements with each of our named executive officers in effect as of December 31, 2014 except for severance arrangements, which are described under "Executive Compensation – Potential Payments Upon Termination or Change in Control – Severance Arrangements under Employment Agreements" below.
Michael D. Price
Mr. Price entered into an amended and restated employment agreement with us dated July 22, 2010 pursuant to which he serves as our Chief Executive Officer.  The term of Mr. Price's employment under his employment agreement commenced on July 22, 2010, was automatically extended for an additional year on August 1, 2014 and will be automatically extended from year to year, unless Mr. Price's employment with us is terminated or written notice is provided by either party, at least 120 days prior to the end of the term, that the term shall not be extended.  Pursuant to his employment agreement, Mr. Price receives a base salary and is eligible to receive an annual incentive bonus pursuant to the terms of the Annual Incentive Plan with a target equal to 150% of base salary.  The actual payout of the annual incentive bonus depends upon the achievement of performance objectives established under the Annual Incentive Plan, provided that the Compensation Committee in its sole discretion will determine the actual annual incentive bonus paid to Mr. Price.  Mr. Price's employment agreement also provides that on or prior to February 28 of each calendar year during the term of the agreement, he will participate in the Executive Incentive Plan with an expected target annual award opportunity of 100% of his base salary if we achieve certain performance objectives over a three-year period.  The actual amount, terms and conditions and the form of payment of any Executive Incentive Plan award will be determined by the Compensation Committee in its sole discretion.  Mr. Price is required to maintain ownership of 100,000 Common Shares in accordance with our share ownership guidelines.  In addition, he is eligible to participate in the employee benefit plans, arrangements and perquisites that are generally available to our senior executives.  Mr. Price also receives a housing allowance of $10,000 per month.  On August 1, 2011, we began providing Mr. Price with travel by corporate jet for up to 24 round trips per year (prorated for any partial calendar year) for commuting between the United States and his principal place of employment at our corporate headquarters in Bermuda.

Allan C. Decleir
Mr. Decleir entered into an employment agreement with us dated April 29, 2010 in connection with his appointment as our Executive Vice President effective April 29, 2010 and Chief Financial Officer effective June 1, 2010.  The term of Mr. Decleir's employment under his employment agreement commenced on April 29, 2010, was automatically extended for an additional year on April 29, 2014 and will be automatically extended from year to year, unless Mr. Decleir's employment with us is terminated or written notice is provided by either party, at least 30 days prior to the end of the current term, that the term shall not be so extended.  Pursuant to his employment agreement, Mr. Decleir receives a base salary and is eligible to receive an annual incentive bonus pursuant to the terms of the Annual Incentive Plan with a target equal to 75% of earned base salary and the actual payout depending upon the achievement of performance objectives established under the Annual Incentive Plan.  Mr. Decleir's employment agreement also provides that Mr. Decleir is eligible to receive annual equity awards under the 2010 Share Incentive Plan, and that he will participate in the Executive Incentive Plan with the ability to achieve an expected target annual award opportunity if we achieve certain performance objectives over a three-year period.  The actual amount, terms and conditions and the form of payment of any 2010 Share Incentive Plan award and any Executive Incentive Plan award will be determined by the Compensation Committee in its sole discretion.  Mr. Decleir is required to accumulate 30,000 Common Shares in accordance with our share ownership guidelines. In addition, he receives a housing and automobile allowance of $15,700 per month and reimbursement for business class roundtrip air travel to Brazil for him and his family on up to three occasions per year, and he is eligible to participate in the employee benefit plans, arrangements and perquisites that are generally available to our senior executives.
Robert S. Porter
Mr. Porter entered into an amended and restated employment agreement with Platinum Bermuda dated October 27, 2010 pursuant to which he serves as Chief Executive Officer of Platinum Bermuda.  The term of Mr. Porter's employment under his employment agreement commenced on March 1, 2006, was automatically extended for an additional year on August 1, 2014 and will be automatically extended from year to year, unless Mr. Porter's employment with us is terminated or written notice is provided by either party, at least 90 days prior to the end of the term, that the term shall not be so extended.  Pursuant to his employment agreement, Mr. Porter receives a minimum base salary at the rate of $500,000 per year and is eligible to receive an annual incentive bonus pursuant to the terms of the Annual Incentive Plan with a target equal to 125% of base salary and the actual payout depending upon the achievement of performance objectives established under the Annual Incentive Plan.  Mr. Porter's employment agreement also provides that he will participate in the Executive Incentive Plan with an expected target annual award opportunity of 100% of his base salary if we achieve certain performance objectives over a three-year period.  The actual amount, terms and conditions and the form of payment of any Executive Incentive Plan award will be determined by the Compensation Committee in its sole discretion.  Mr. Porter is required to maintain ownership of 50,000 Common Shares in accordance with our share ownership guidelines.  In addition, he receives a housing and living and automobile allowance of $36,700 per month and reimbursement for first-class roundtrip air travel to the United States for him and his family on up to four occasions per year, and he is eligible to participate in the employee benefit plans, arrangements and perquisites that are generally available to our senior executives.
H. Elizabeth Mitchell
Ms. Mitchell entered into an amended and restated employment agreement with Platinum US dated October 27, 2010 pursuant to which she serves as President and Chief Executive Officer of Platinum US.  The term of Ms. Mitchell's employment under her employment agreement commenced on October 27, 2010, was automatically extended for an additional year on August 1, 2014 and will be automatically extended from year to year, unless Ms. Mitchell's employment with us is terminated or written notice is provided by one party to the other, at least 90 days prior to the end of the term, that the term shall not be so extended.  Pursuant to her employment agreement, Ms. Mitchell receives a minimum base salary at the rate of $475,000 per year and is eligible to receive an annual incentive bonus pursuant to the terms of the Annual Incentive Plan with a target equal to 125% of base salary and the actual payout depending upon the achievement of performance objectives established under the Annual Incentive Plan.  Ms. Mitchell's employment agreement also provides that she will participate in the Executive Incentive Plan, with an expected target annual award opportunity of 100% of her base salary if we achieve certain performance objectives over a three-year period.  The actual amount, terms and conditions and the form of payment of any Executive Incentive Plan award will be determined by the Compensation Committee in its sole discretion.  Ms. Mitchell is required to maintain ownership of 50,000 Common Shares in accordance with our share ownership guidelines.  In addition, she is eligible to participate in the employee benefit plans, arrangements and perquisites that are generally available to our senior executives.
Michael E. Lombardozzi
Mr. Lombardozzi entered into an employment agreement with PASI dated September 1, 2011 pursuant to which he serves as President, Chief Executive Officer and Chief Legal Officer of PASI and is principally based in the offices of PASI located in Stamford, Connecticut.  The term of Mr. Lombardozzi's employment under his employment agreement commenced on September 1, 2011, was automatically extended for an additional year on September 1, 2014 and will be automatically extended from year to year, unless Mr. Lombardozzi's employment with us is terminated or written notice is provided by either party, at least 90 days prior to the end of the term, that the term shall not be so extended.  Pursuant to his employment agreement, Mr. Lombardozzi receives a minimum base salary at the rate of $500,000 per year and is eligible to receive an annual incentive bonus pursuant to the terms of the Annual Incentive Plan with a target equal to 100% of base salary and the actual payout depending upon the achievement of performance objectives established under the Annual Incentive Plan.  Mr. Lombardozzi's employment agreement also provides that he will participate in the Executive Incentive Plan with an expected target annual award opportunity of 100% of his base salary if we achieve certain performance objectives over a three-year period.  The actual amount, terms and conditions and the form of payment of any Executive Incentive Plan award will be determined by the Compensation Committee in its sole discretion.  Mr. Lombardozzi is required to maintain ownership of 50,000 Common Shares in accordance with our share ownership guidelines.  In addition, he is eligible to participate in the employee benefit plans, arrangements and perquisites that are generally available to our senior executives.

Outstanding Equity Awards at Fiscal Year-End 2014
The following table sets forth information with respect to the named executive officers concerning the outstanding equity awards held as of December 31, 2014. The amounts reported in the table and the footnotes to this table are based on the original terms of the awards and do not reflect the accelerated vesting that will occur in connection with the Merger.  Please see "Executive Compensation - Impact of the Merger Agreement" for a discussion of the impact of the Merger Agreement on outstanding equity awards.
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
(a)	(b)	(c)	(e)	(f)	(g)		(h)	(i)		(j)
Michael D. Price					35,891	(2)	$2,635,117
								41,861	(3)	$3,073,435
								34,136	(4)	$2,506,265
								23,522	(5)	$1,726,985
								32,061	(6)	$2,353,919
								23,654	(7)	$1,736,677

Allan C. Decleir					1,145	(8)	$84,066
					11,666	(2)	$856,518
								10,205	(3)	$749,251
								8,904	(4)	$653,732
								9,771	(5)	$717,387
								8,171	(6)	$599,915
					6,551	(9)	$480,974

Robert S. Porter					19,940	(2)	$1,463,995
								17,442	(3)	$1,280,592
								15,098	(4)	$1,108,495
								12,425	(5)	$912,244
								13,853	(6)	$1,017,087
					8,330	(9)	$611,589

H. Elizabeth Mitchell					19,940	(2)	$1,463,995
								17,442	(3)	$1,280,592
								15,098	(4)	$1,108,495
								12,425	(5)	$912,244
								13,853	(6)	$1,017,087
					8,330	(9)	$611,589

Michael E. Lombardozzi	32,065	-	$33.92	02/20/2018
					19,940	(2)	$1,463,995
								17,442	(3)	$1,280,592
								15,098	(4)	$1,108,495
								12,425	(5)	$912,244
								13,853	(6)	$1,017,087
					8,330	(9)	$611,589

(1)	Calculated by multiplying the number of shares or share units by $73.42, the per share closing price of our Common Shares on December 31, 2014.

(2)
Share units granted under the Executive Incentive Plan which are scheduled to vest on February 14, 2015.  Because the 2012-2014 performance cycle for these share units has completed, the number of share units is based on the actual 3-Year Average ROE achieved during such performance cycle of 14.4%.

(3)	Market share units which are scheduled to vest on July 23, 2015. Number of share units is based on achieving the maximum performance multiplier of 150% during the performance period.

(4)
Share units granted under the Executive Incentive Plan which are scheduled to vest on February 13, 2016, subject to satisfaction of performance criteria for the 2013-2015 performance cycle.  Number of share units is based on achieving the maximum performance goal of at least 18% 3-Year Average ROE during the performance period.  Because Annual ROE was greater than 4% for 2013 and 2014, the minimum number of share units that will vest is 16.66% of the share units granted.

(5)	Market share units which are scheduled to vest on July 24, 2016. Number of share units is based on achieving the maximum performance multiplier of 150% during the performance period.

(6)
Share units granted under the Executive Incentive Plan which are scheduled to vest on February 11, 2017, subject to satisfaction of performance criteria for the 2014-2016 performance cycle.  Number of share units is based on achieving the maximum performance goal of at least 18% 3-Year Average ROE during the performance period.  Because Annual ROE was greater than 4% for 2014, the minimum number of share units that will vest is 8.33% of the share units granted.

(7)
Share units granted under the Executive Incentive Plan which are scheduled to vest on July 22, 2017, subject to satisfaction of performance criteria for the July 1, 2014 – June 30, 2017 performance cycle.  Number of share units is based on achieving the maximum performance goal of 12.9% Average Change in FCBVPS during the performance period.

(8)	Unvested portion remaining from award of share units originally vesting in four equal annual installments February 16, 2012, 2013, 2014 and 2015.

(9)	Restricted shares which are scheduled to vest in three equal annual installments on July 22, 2015, 2016 and 2017.

Option Exercises and Stock Vested for Fiscal Year-End 2014
The following table sets forth information with respect to the named executive officers concerning share option exercises and the vesting of share units and restricted shares during the fiscal year ended December 31, 2014.
	Stock Awards
Name	Number of Shares Acquiredon Vesting (#)	Value Realized on Vesting (1) ($)
(a)	(d)	(e)
Michael D. Price (2)	52,069	$3,364,102
Allan C. Decleir (3)	16,385	$1,039,893
Robert S. Porter (4)	22,502	$1,447,592
H. Elizabeth Mitchell (5)	22,401	$1,441,777
Michael E. Lombardozzi (6)	22,502	$1,447,592
(1)
The value realized on vesting is calculated by multiplying the number of Common Shares acquired on vesting by the closing price of our Common Shares on the vesting date or, with respect to share units which vested on a weekend or holiday, the trading date immediately preceding the vesting date.

(2)
On February 11, 2014, Mr. Price acquired 3,129 Common Shares on vesting of an award of share units made under the Executive Incentive Plan for the 2012-2013 performance cycle originally granted to him on February 14, 2012.  The closing price of our Common Shares on February 11, 2014 was $56.29 per share.  On February 16, 2014, Mr. Price acquired 3,977 share units on vesting of the award of share units made under the Executive Incentive Plan for the 2011-2013 performance cycle originally granted to him on February 16, 2011.  Pursuant to its terms, this award was paid in cash upon vesting.  The closing price of our Common Shares on February 14, 2014 (the trading date immediately preceding the vesting date) was $57.57 per share.  On July 14, 2014, Mr. Price acquired 44,963 Common Shares on vesting of an award of market share units originally granted to him on February 14, 2012.  The closing price of our Common Shares on July 14, 2014 was $65.81 per share.

(3)
On February 11, 2014, Mr. Decleir acquired 1,017 Common Shares on vesting of an award of share units made under the Executive Incentive Plan for the 2012-2013 performance cycle originally granted to him on February 14, 2012.  The closing price of our Common Shares on February 11, 2014 was $56.29 per share.  On February 16, 2014, Mr. Decleir acquired 1,145 Common Shares on vesting of the third of four annual installments of an award of 4,580 share units originally granted to him on February 16, 2011 and 1,142 share units on vesting of the award of share units made under the Executive Incentive Plan for the 2011-2013 performance cycle originally granted to him on February 16, 2011.  The closing price of our Common Shares on February 14, 2014 (the trading date immediately preceding the vesting date) was $57.57 per share.  On February 22, 2014, Mr. Decleir acquired 677 Common Shares on vesting of the last of four annual installments of an award of 2,711 share units originally granted to him on February 22, 2010.  The closing price of our Common Shares on February 21, 2014 (the trading date immediately preceding the vesting date) was $57.70 per share.  On April 29, 2014, Mr. Decleir acquired 1,443 Common Shares on vesting of the last of four annual installments of an award of 5,772 share units originally granted to him on April 29, 2010.  The closing price of our Common Shares on April 29, 2014 was $62.77 per share.  On July 14, 2014, Mr. Decleir acquired 10,961 Common Shares on vesting of an award of market share units originally granted to him on February 14, 2012.  The closing price of our Common Shares on July 14, 2014 was $65.81 per share.

(4)
On February 11, 2014, Mr. Porter acquired 1,738 Common Shares on vesting of an award of share units made under the Executive Incentive Plan for the 2012-2013 performance cycle originally granted to him on February 14, 2012.  The closing price of our Common Shares on February 11, 2014 was $56.29 per share.  On February 16, 2014, Mr. Porter acquired 2,029 share units on vesting of the award of share units made under the Executive Incentive Plan for the 2011-2013 performance cycle originally granted to him on February 16, 2011.  Pursuant to its terms, this award was paid in cash upon vesting.  The closing price of our Common Shares on February 14, 2014 (the trading date immediately preceding the vesting date) was $57.57 per share.  On July 14, 2014, Mr. Porter acquired 18,735 Common Shares on vesting of an award of market share units originally granted to him on February 14, 2012.  The closing price of our Common Shares on July 14, 2014 was $65.81 per share.

(5)
On February 11, 2014, Ms. Mitchell acquired 1,738 Common Shares on vesting of an award of share units made under the Executive Incentive Plan for the 2012-2013 performance cycle originally granted to her on February 14, 2012.  The closing price of our Common Shares on February 11, 2014 was $56.29 per share.  On February 16, 2014, Ms. Mitchell acquired 1,928 share units on vesting of the award of share units made under the Executive Incentive Plan for the 2011-2013 performance cycle originally granted to her on February 16, 2011.  Pursuant to its terms, this award was paid in cash upon vesting.  The closing price of our Common Shares on February 14, 2014 (the trading date immediately preceding the vesting date) was $57.57 per share.  On July 14, 2014, Ms. Mitchell acquired 18,735 Common Shares on vesting of an award of market share units originally granted to her on February 14, 2012.  The closing price of our Common Shares on July 14, 2014 was $65.81 per share.

(6)
On February 11, 2014, Mr. Lombardozzi acquired 1,738 Common Shares on vesting of an award of share units made under the Executive Incentive Plan for the 2012-2013 performance cycle originally granted to him on February 14, 2012.  The closing price of our Common Shares on February 11, 2014 was $56.29 per share.  On February 16, 2014, Mr. Lombardozzi acquired 2,029 share units on vesting of the award of share units made under the Executive Incentive Plan for the 2011-2013 performance cycle originally granted to him on February 16, 2011.  Pursuant to its terms, this award was paid in cash upon vesting.  The closing price of our Common Shares on February 14, 2014 (the trading date immediately preceding the vesting date) was $57.57 per share.  On July 14, 2014, Mr. Lombardozzi acquired 18,735 Common Shares on vesting of an award of market share units originally granted to him on February 14, 2012.  The closing price of our Common Shares on July 14, 2014 was $65.81 per share.

Nonqualified Deferred Compensation for Fiscal Year Ended December 31, 2014
The following table sets forth information for the named executive officers with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2014.
Name	Plan	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year (2) ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End (3) ($)
(a)		(b)	(c)	(d)	(e)	(f)
Michael D. Price	Platinum US nonqualified retirement savings plan	$-	$-	$9,831	$-	$362,509
Allan C. Decleir	International pension plan	$-	$40,500	$10,366	$-	$361,185
Robert S. Porter	Platinum US nonqualified retirement savings plan	$-	$-	$9,602	$-	$94,081
H. Elizabeth Mitchell	Platinum US nonqualified retirement savings plan	$-	$25,500	$21,113	$-	$315,373
Michael E. Lombardozzi	Platinum US nonqualified retirement savings plan	$-	$25,500	$7,646	$-	$248,789
(1)	These amounts are reported as compensation in the 2014 Summary Compensation Table in column (i), All Other Compensation.

(2)	These amounts are not reported as compensation in the 2014 Summary Compensation Table because they are not above-market or preferential.

(3)
For each named executive officer, the amounts contributed by the Company to the applicable nonqualified defined contribution plan were included in the Summary Compensation Table in the year in which such contributions were earned, if such named executive officer was included in the Summary Compensation Table at such time.  The aggregate balance at last fiscal year end for the applicable nonqualified defined contribution plan includes the following amounts which were also reported in the Summary Compensation Table for 2014 or prior years:  Mr. Price:  $241,462; Mr. Decleir:  $185,834; Mr. Porter:  $64,417; Ms. Mitchell:  $259,384; and Mr. Lombardozzi:  $222,567, in each case less any portion of such amount that was earned during the fourth quarter of 2014 but not deposited in the plan until the first quarter of 2015.

As discussed above, we make employer contributions to our various qualified and nonqualified defined contribution savings and profit-sharing plans totaling 10% of base salary for each of our employees, including our named executive officers.

Employees who are based in the United States or are United States taxpayers are allowed to contribute a percentage of their base salary and we provide matching contributions in an amount equal to up to 4% of the employee's base salary contributions each year.  We also make a profit-sharing contribution for each employee in an amount equal to up to 6% of the employee's earned base salary each year.  To the extent that contributions would exceed the limits prescribed by Section 401(a)(7) of the Internal Revenue Code for qualified defined contribution plans, such as our 401(k) plan (for 2014, base salary in excess of $260,000), eligible employees will receive the remainder of their 4% Company match and 6% profit-sharing contribution in the nonqualified retirement savings plan of Platinum US.  The nonqualified retirement savings plan of Platinum US has the same investment elections as our 401(k) plan.  Participants may elect to have their contributions under the nonqualified retirement savings plan deemed to be invested among certain permissible investment options.  Our contributions to the nonqualified retirement savings plan vest fully after the employee has completed two years of service.  The nonqualified retirement savings plan provides that, as soon as practicable following retirement, death, disability or other termination of employment, but subject to any delay required by the Internal Revenue Code, all benefits thereunder will be distributed in a single lump sum in cash.  Withdrawal is permitted only upon cessation of employment.  Currently, Mr. Lombardozzi and Ms. Mitchell participate in the nonqualified retirement savings plan.
Section 457A of the Internal Revenue Code generally prohibits United States taxpayers from deferring United States income tax on compensation attributable to services performed after December 31, 2008 for certain employers, including Bermuda-based employers such as the Company and Platinum Bermuda.  As a result, our Bermuda-based named executive officers who are also United States taxpayers, currently Mr. Price and Mr. Porter, are not eligible to participate in the nonqualified retirement savings plan of Platinum US.  In addition, and as required by Section 457A, the nonqualified retirement savings plan provides that compensation that has been previously deferred by these employees will be distributed on or before December 31, 2017.  In lieu of matching and profit-sharing contributions previously provided to Mr. Price and Mr. Porter through the nonqualified retirement savings plan, Mr. Price and Mr. Porter each receive an amount in cash equal to the amount we would have contributed to the nonqualified retirement savings plan.  The 2014 cash payments to Mr. Price and Mr. Porter have been reported in the 2014 Summary Compensation Table in column (i), All Other Compensation.
Employees who are based in Bermuda and who are not United States taxpayers participate in the international pension plan, a nonqualified defined contribution savings plan pursuant to which we contribute an amount equal to 10% of each participant's earned base salary each year.  Participants may elect to have their contributions under the international pension plan deemed to be invested among certain permissible mutual fund options. Our contributions to the international pension plan vest fully after the employee has been participating in the plan for two years.  Benefits are paid following retirement, death, disability or other termination of employment either in cash or by transfer to another retirement plan or retirement product.  Mr. Decleir participates in the international pension plan.
Potential Payments Upon Termination or Change In Control
Following is information relating to potential payments to our named executive officers upon termination of their employment or a change in control of the Company, such as the Merger, other than payments that do not discriminate in scope, terms or operation in favor of the named executive officers and that are available generally to all salaried employees, such as any earned but unpaid base salary and other amounts (including reimbursable expenses and any vested amounts or benefits under our employee benefit plans or arrangements) accrued or owing through the date of termination, the distribution of vested balances under our 401(k) plan and nonqualified defined contribution plans, and payments under our health and welfare plans.  Assuming a change in control was consummated and the named executive officer experienced a qualifying termination of employment as of December 31, 2014, the named executive officers would be entitled to the benefits set forth in the tables below upon a change in control and qualifying termination of employment.  As noted above, in "Executive Compensation - Impact of the Merger Agreement," on November 23, 2014, the Company entered into a Merger Agreement with RenaissanceRe pursuant to which the Company will become a wholly owned subsidiary of RenaissanceRe.   The contemplated Merger will constitute a change in control under the CIC Plan and for purposes of outstanding awards under the 2010 Share Incentive Plan, Annual Incentive Plan and Executive Incentive Plan.
Change in Control Severance Plan
Our CIC Plan provides severance benefits to each of our named executive officers in the event their employment is terminated by the Company without cause or by the executive for good reason during the two-year period following a change in control. The severance benefits we are required to provide pursuant to the CIC Plan include the following: (i) payment of all accrued compensation and vacation and sick pay within thirty days following the termination; (ii) a severance payment equal to the sum of the participant's highest rate of base salary in the last twelve months plus the participant's target bonus for the year of termination multiplied by a severance multiple (which has been set at 200% for the named executive officers); (iii) the immediate vesting of all share options, restricted shares or other equity incentives held by the named executive officer that have not previously vested (other than share units awarded under our Executive Incentive Plan, which vest in accordance with their terms, typically on a prorated basis), with all share options remaining exercisable for one year following the termination of employment (or the expiration of the full original term of the option, if earlier); (iv) continued health care, disability and life insurance coverage for the participant and the participant's dependents commencing on the termination of employment and continuing for the period of time equal to one year multiplied by the severance multiple; and (v) the participant's reasonable relocation expenses to return to his or her home country within 30 days after submission of supporting documentation.
The CIC Plan also provides that if any payments to a participant under the CIC Plan would be subject to the excise tax on "excess parachute payments" under Section 280G of the Internal Revenue Code, the participant will be entitled to a full gross-up payment to be made whole for the effects of the tax, provided that if such payments to the participant under the CIC Plan would not exceed the excise tax limit by more than 10%, such payments will be reduced below the limit. In October 2014, the CIC Plan was amended to eliminate excise tax gross-up payments with respect to change in control benefits.  Under the terms of the CIC Plan, this amendment will become effective one-year after its adoption.

A participant's receipt of severance benefits pursuant to the CIC Plan is conditioned upon the participant's execution of a waiver and release of any and all claims against us, our affiliates and our officers and directors, and agreement to comply with covenants relating to non-solicitation of customers and employees (which apply for a two-year period following termination for each named executive officer), non-disparagement and confidentiality.
Any amounts payable to a participant in the CIC Plan under any other plan or agreement with us on account of the participant's termination will be offset against payments made to the participant pursuant to the CIC Plan to the extent necessary to avoid duplication of benefits.
For purposes of the CIC Plan, "change in control," "cause" and "good reason" have the following meanings:
•
"change in control" means (i) an acquisition by any individual or group of 50% or more of the Common Shares, other than any acquisition directly from us, by us, and by an employee benefit plan sponsored or maintained by us or any of our subsidiaries; (ii) a change in a majority of the members of the Board during any two-year period without the approval of at least two-thirds of the directors who were in office at the beginning of the period or who subsequently received such two-thirds approval; or (iii) certain mergers or consolidations involving the Company;

•
"cause" means the participant's (i) willful and continued failure to perform substantially his or her duties (other than any such failure resulting from the participant's incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the participant by the Board; (ii) willful engaging in illegal conduct or gross misconduct which is demonstrably and materially injurious to us or our affiliates; or (iii) conviction of, or plea of guilty or nolo contendere to, a felony or other crime involving moral turpitude; and

•
"good reason" means the occurrence of any of the following events without the express written consent of the participant: (i) a reduction in base salary or target annual incentive bonus; (ii) a reduction in the scope of his or her duties, responsibilities or authority (including reporting responsibilities); (iii) any requirement that he or she be principally based in any location other than the location in which he or she was principally based immediately prior to the change in control; or (iv) we breach any of the material provisions of any employment agreement between the participant and the Company.

Severance Arrangements under Employment Agreements
Each of our named executive officers has an employment agreement that provides for a lump sum cash payment in the event that his or her employment is terminated without cause by the Company or for good reason by the executive.  The lump sum cash payment is equal to $2.25 million for Mr. Price and to one year's base salary and target bonus for all other named executive officers.  In addition, Messrs. Price, Porter and Lombardozzi and Ms. Mitchell will receive prorated payments of their annual incentive bonuses under the Annual Incentive Plan for the year in which a termination by the Company without cause or by the executive for good reason occurs, with the amount to be determined based on the Company's actual performance.  The employment agreements with Messrs. Price, Porter and Lombardozzi and Ms. Mitchell also provide that, in the event that the named executive officer terminates his or her employment with us upon the expiration of the employment term (other than for good reason) or, in Mr. Price's case, if his employment terminates upon expiration of the employment term, he or she will be entitled to receive a prorated annual incentive bonus under the Annual Incentive Plan and a prorated payment in respect of each incentive award he or she received under the Executive Incentive Plan, in each case with the amount to be determined based on the Company's actual performance.  Pursuant to their employment agreements, Mr. Porter, Ms. Mitchell and Mr. Lombardozzi are also entitled to receive prorated portions of their target annual incentive bonuses for the year in which his or her death or disability occurs.  Pursuant to Mr. Decleir's employment agreement, if his employment is terminated without cause, for good reason or upon expiration of the employment term, we will reimburse him for documented expenses of relocating from Bermuda up to $50,000.  Pursuant to Mr. Porter's employment agreement, we will reimburse him up to $50,000 for the costs and expenses incurred by him in connection with the relocation of his family from Bermuda.
For all of our named executive officers, "cause" under the employment agreements means (i) their willful and continued failure to substantially perform their duties; (ii) their conviction of, or plea of guilty or nolo contendere to, a felony or other crime involving moral turpitude; (iii) their engagement in any malfeasance or fraud or dishonesty of a substantial nature in connection with their position with us or any of our subsidiaries, or other willful act that materially damages our reputation or the reputation of any of our subsidiaries; (iv) their breach of any restrictive covenants in any employment or award agreement; or (v) their sale, transfer or hypothecation of our Common Shares in violation of our share ownership guidelines.  For Mr. Decleir, "cause" also means an abandonment of Bermuda or such other location the Board establishes as our corporate headquarters as his primary residence prior to the expiration of the term of his agreement without our prior written consent or a failure to maintain Bermuda as the location of his principal business office without our prior written consent.
For all of our named executive officers, "good reason" under the employment agreements means, without their express written consent, (i) a reduction in their base salary or their target bonus; (ii) a reduction in the scope of their duties, responsibilities, power or authority; (iii) a change in their reporting relationship; (iv) a change in the location of employment; and (v) a breach by us or our subsidiaries of any material provision of their employment agreement.  For Mr. Porter, Ms. Mitchell and Mr. Lombardozzi, "good reason" also means the failure by us to extend the term of their employment agreements.

These severance payments would be made by us within the time frames provided in the applicable employment agreements, generally 60 days following the "separation from service" (as defined in Section 409A of the Internal Revenue Code), or in the case of any payment pursuant to the terms of the Annual Incentive Plan, in the calendar year immediately following the calendar year in which the bonus was earned, and in accordance with Sections 409A and 457A of the Internal Revenue Code if applicable.  These severance payments are conditioned upon the named executive officer executing and honoring a standard waiver and release of claims in favor of us.
Accelerated Vesting and Prorated Payment of Incentives
In addition to the severance provisions described above, our long-term and annual incentives are subject to accelerated vesting or prorated payment under certain circumstances as discussed below.
CIC Plan.  As described above, pursuant to the CIC Plan, if a named executive officer's employment is terminated by the Company without cause or by the named executive officer for good reason during the two-year period following a change in control, all of the share options, restricted shares or other equity incentives held by the named executive officer that have not previously vested (other than share units awarded under our Executive Incentive Plan, which vest in accordance with their terms, typically on a prorated basis) will vest, and all share options will remain exercisable for one year following the termination of employment (or the expiration of the full original term of the option, if earlier).
2010 Share Incentive Plan and Award Agreements.  Under the terms of the market share unit award agreements, in the event of a change in control or the termination of the named executive officer's employment by us without cause, by the executive for good reason or due to retirement, death or disability, the market share unit awards will vest in full.  In the case of a termination of the named executive officer's employment by us without cause, by the executive for good reason or due to retirement, the number of Common Shares payable pursuant to the market share unit award will be determined based on our share price performance for the 20 trading days ending on the last day of the fiscal quarter preceding the originally scheduled vesting date.  In the case of death or disability, the number of Common Shares payable pursuant to the market share unit award will be determined based on the Company's share price performance for the 20 trading days ending on the last day of the fiscal quarter preceding the termination of employment.  In the case of a change in control, the number of Common Shares payable pursuant to the market share unit award will be determined based on the share price performance for the 20 trading days preceding the change in control.
Pursuant to the 2010 Share Incentive Plan and the award agreements thereunder, in the event of a change in control or the termination of the named executive officer's employment by us without cause, by the executive for good reason or due to death or disability, restricted shares held by Messrs. Decleir, Porter and Lombardozzi and Ms. Mitchell would vest in full.
Pursuant to the 2010 Share Incentive Plan and the award agreements thereunder, upon a change in control of the Company or in the event of Mr. Decleir's death or disability, share units (other than share units awarded under the Executive Incentive Plan and market share units) held by Mr. Decleir would automatically vest and convert on a one-to-one basis into Common Shares.
Employment agreement provisions covering these matters typically supersede award agreement provisions.
Executive Incentive Plan and Award Agreements.  Under certain circumstances a named executive officer would be entitled to a prorated payment in respect of his or her share units awarded pursuant to the Executive Incentive Plan prior to completion of the performance cycle.  Generally, in the event of the death or disability of the named executive officer, his or her retirement with the consent of the Compensation Committee, the termination of employment without cause or for good reason, or a change in control of the Company (provided that the named executive officer continues to be employed by the Company at the time of the change in control), the named executive officer would be entitled to receive payment on a prorated basis.  The amount of this prorated payment would be based upon the period of service prior to the event and our performance as of the end of the fiscal quarter coincident with or following a termination of employment or our performance as of the end of the fiscal quarter prior to a change in control.  In addition, pursuant to their employment agreements, in the event that the employment of Messrs. Price, Porter or Lombardozzi or Ms. Mitchell terminates upon the expiration of the term of employment (other than for good reason), the named executive officer would be entitled to receive payment in respect of each award granted to him or her under the Executive Incentive Plan on a prorated basis based on his or her period of service prior to the termination of employment and our performance as of the end of the fiscal quarter preceding the termination of employment.  Employment agreement provisions covering these matters typically supersede award agreement provisions.
Annual Incentive Plan.  Pursuant to the Annual Incentive Plan, named executive officers are entitled to receive prorated portions of their target annual incentive bonuses for the year in which a change in control of the Company occurs, subject to the continued employment of the named executive officer with the Company at the time of the change in control.  The prorated portion of the target annual incentive bonus would be based on the period of service for the plan year during which the change in control occurs and the performance goals achieved by us as of the end of the fiscal quarter immediately preceding the date of the change in control, as determined by the Compensation Committee prior to the change in control in its sole discretion.
For purposes of the acceleration events or prorated payments described above, "change in control" has the same meaning as set forth above under "Executive Compensation - Potential Payments Upon Termination or Change In Control - Change in Control Severance Plan" and would include the consummation of the Merger.  All of the benefits payable upon the occurrence of these acceleration events would be payable by us within the time frames provided in the applicable plan, as soon as practicable following the occurrence of the acceleration event or, in the case of any payment pursuant to the terms of the Annual Incentive Plan, in the calendar year immediately following the calendar year in which the bonus was earned, and in accordance with Sections 409A and 457A of the Internal Revenue Code.

Restrictions that Apply to Named Executive Officers Upon Termination
Each of our named executive officers is subject to certain confidentiality and non-solicitation covenants that prohibit them from disclosing trade secrets and confidential or proprietary information of the Company following a termination of employment for any reason and from soliciting or hiring any of our employees (or, in certain cases, any of our employees whose annual compensation exceeds $100,000) for a period of 24 months in the case of Mr. Price and 15 months in the case of our other named executive officers, following a termination of their employment for any reason.  Mr. Price is also subject to a non-disparagement covenant and a non-competition covenant which prohibits him, for a period of 24 months following the termination of his employment for any reason, without the express written consent of the Governance Committee, from engaging in, holding an interest in, owning, managing, operating, controlling, directing, being connected with as a stockholder (other than as a holder of less than 2% of a publicly-traded security), joint venturer, partner, consultant or employee, or otherwise engaging or participating in or being connected in any manner with, any reinsurance business, any business directly engaged in the sale of derivatives used primarily as an alternative to reinsurance, or any insurance business that competes with any insurance business engaged in by us or any of our subsidiaries or in which we or any of our subsidiaries have plans to engage at the time of the termination of his employment.  Mr. Porter, Ms. Mitchell and Mr. Lombardozzi are also subject to one-year non-competition covenants if they terminate their employment upon expiration of the applicable employment term (other than for good reason).  The continued effectiveness after termination of incentive awards granted to our named executive officers during employment is conditioned upon their compliance with their restrictive covenants, and any breach thereof may result in the forfeiture of certain awards.  Further, we have the right to enjoin any breach by our named executive officers of their restrictive covenants.
Estimated Payments and Benefits Upon Termination or Change in Control
The estimated payments and benefits that would be provided to our named executive officers in the circumstances described above in the event that such circumstances occurred on December 31, 2014, or on such other date indicated in the case of a termination at the expiration of the term of employment, are set forth below.  As noted above, if a change in control, such as the Merger with RenaissanceRe, was consummated on December 31, 2014, the named executive officers would have been entitled to receive the benefits described in the tables below under "Termination Without Cause or for Good Reason following a Change in Control" or "Change in Control without Termination."
Termination Without Cause or For Good Reason following a Change in Control (1)
	Severance Payment (2)	Prorated Payment of Annual Incentive (3)	Accelerated Vesting of Equity Awards under 2010 Share Incentive Plan and Predecessor Plans (4)	Prorated Payment of Outstanding Share Units Awarded under Executive Incentive Plan (5)	Payment of Continued Health Care, Life Insurance and Disability Coverage (6)	Payment of Relocation Expenses to Home Country (7)	Parachute Tax Gross Up Payment (8)	Total
Michael D. Price	$4,650,000	$1,620,293	$4,596,747	$4,565,541	$44,132	$-	$-	$15,476,713
Allan C. Decleir	$1,417,500	$352,806	$1,942,834	$1,304,967	$54,428	$50,000	$-	$5,122,535
Robert S. Porter	$2,317,500	$747,716	$2,693,095	$2,224,185	$71,927	$50,000	$-	$8,104,423
H. Elizabeth Mitchell	$2,317,500	$747,716	$2,693,095	$2,224,185	$37,725	$-	$-	$8,020,221
Michael E. Lombardozzi	$2,060,000	$598,173	$2,693,095	$2,224,185	$50,639	$-	$-	$7,626,092

Termination Without Cause or For Good Reason other than following a Change in Control
	Severance Payment (9)	Prorated Payment of Annual Incentive (10)	Accelerated Vesting of Equity Awards under 2010 Share Incentive Plan and Predecessor Plans (4)	Prorated Payment of Outstanding Share Units Awarded under Executive Incentive Plan (5)	Payment of Relocation Expenses to Home Country (7)	Total
Michael D. Price	$2,250,000	$1,620,293	$4,596,304	$4,565,541	$-	$13,032,138
Allan C. Decleir	$708,750	$-	$1,857,080	$1,304,967	$50,000	$3,920,797
Robert S. Porter	$1,158,750	$747,716	$2,692,873	$2,224,185	$50,000	$6,873,524
H. Elizabeth Mitchell	$1,158,750	$747,716	$2,692,873	$2,224,185	$-	$6,823,524
Michael E. Lombardozzi	$1,030,000	$598,173	$2,692,873	$2,224,185	$-	$6,545,231
Change in Control without Termination
	Prorated Payment of Annual Incentive (3)	Accelerated Vesting of Equity Awards under 2010 Share Incentive Plan and Predecessor Plans (4)	Prorated Payment of Outstanding Share Units Awarded under Executive Incentive Plan (5)	Total
Michael D. Price	$1,620,293	$4,596,747	$4,565,541	$10,782,581
Allan C. Decleir	$352,806	$1,942,834	$1,304,967	$3,600,607
Robert S. Porter	$747,716	$2,693,095	$2,224,185	$5,664,996
H. Elizabeth Mitchell	$747,716	$2,693,095	$2,224,185	$5,664,996
Michael E. Lombardozzi	$598,173	$2,693,095	$2,224,185	$5,515,453
Termination due to Death or Disability
	Prorated Payment of Annual Incentive (11)	Accelerated Vesting of Equity Awards under 2010 Share Incentive Plan and Predecessor Plans (4)	Prorated Payment of Outstanding Share Units Awarded under Executive Incentive Plan (5)	Payment of Relocation Expenses to Home Country (7)	Total
Michael D. Price	$-	$4,596,304	$4,565,541	$-	$9,161,845
Allan C. Decleir	$-	$1,942,612	$1,304,967	$-	$3,247,579
Robert S. Porter	$643,750	$2,692,873	$2,224,185	$50,000	$5,610,808
H. Elizabeth Mitchell	$643,750	$2,692,873	$2,224,185	$-	$5,560,808
Michael E. Lombardozzi	$515,000	$2,692,873	$2,224,185	$-	$5,432,058

Termination at Expiration of Term (12)
	Prorated Payment of Annual Incentive (13)	Prorated Payment of Outstanding Share Units Awarded under Executive Incentive Plan (14)	Payment of Relocation Expenses to Home Country (7)	Total
Michael D. Price	$945,171	$3,568,884	$-	$4,514,055
Allan C. Decleir	$-	$-	$50,000	$50,000
Robert S. Porter	$436,167	$1,817,879	$50,000	$2,304,046
H. Elizabeth Mitchell	$436,167	$1,817,879	$-	$2,254,046
Michael E. Lombardozzi	$398,782	$1,899,155	$-	$2,297,937
(1)
In accordance with the terms of the CIC Plan, which provides that any amounts payable to a participant in the CIC Plan under any other plan or agreement with us on account of the participant's termination will be offset against payments made to the participant pursuant to the CIC Plan to the extent necessary to avoid duplication of benefits, the participants would not receive (and this table does not include) a lump sum cash payment equal to $2.25 million for Mr. Price or one year's base salary and target bonus for each of the other named executive officers that would have been payable under each named executive officer's employment agreement in the event of a termination without cause by the Company or for good reason by the executive.

(2)	Represents the sum of highest base salary during 2014 and 2014 target bonus multiplied by a 200% severance multiple.

(3)
Represents the prorated portion of the named executive officer's actual annual incentive bonus for 2014 assuming a performance bonus multiplier of 116.15%.  For illustration purposes, this amount was calculated based on the performance of the Company as of December 31, 2014 (rather than the performance as of the end of the quarter preceding the change in control, or September 30).

(4)
Represents the value that would be realized on December 31, 2014 due to the accelerated vesting of any outstanding restricted share, time-vested share unit or market share unit awards held by a named executive officer that would vest in the event of the applicable termination or change in control scenario, including the value of accumulated dividend equivalents.  The values are calculated using the closing price of the Common Shares on December 31, 2014 of $73.42 per share.  In the case of a change in control, the number of market share units vested is based on the average closing price of our common shares for the 20 trading days ended December 30, 2014 of $73.52 per share.  For illustration purposes, in the case of a termination without cause or for good reason other than following a change in control, the number of market share units vested is based on the average closing price of our Common Shares for the 20 trading days ended December 31, 2014 of $73.50 (rather than the average closing price as of the end of the quarter preceding the originally scheduled vesting date).  In the case of a termination due to death or disability, the number of market share units vested is based on the average closing price of our Common Shares for the 20 trading days ended December 31, 2014 of $73.50 per share.
In addition to the consideration received with respect to the equity as described above in "Executive Compensation – Impact of the Merger Agreement," in connection with the Merger with RenaissanceRe, in the event of a "Termination Without Cause or for Good Reason following a Change in Control" or "Change in Control without Termination", holders of restricted shares will receive the special dividend of $10.00 per Common Share with respect to each restricted share held by such holder and holders of time-based restricted share units and MSUs will receive a payment of dividend equivalents with respect to time-based restricted share units and achieved MSUs.  The estimated amounts of unvested equity awards for which the named executive officers would receive payment of the special dividend or a dividend equivalent based on an assumed closing date of the Merger of December 31, 2014 and, with respect to determining performance achievement for MSUs, a price per Platinum common share of $73.42 are:  Mr. Price – 43,588 MSUs; Mr. Decleir – 1,145 time-based restricted share units, 6,551 restricted shares and 13,317 MSUs; Mr. Porter – 8,330 restricted shares and 19,911 MSUs; Ms. Mitchell– 8,330 restricted shares and 19,911 MSUs; and Mr. Lombardozzi – 8,330 restricted shares and 19,911 MSUs.

(5)
Represents the value that would be realized on December 31, 2014 from a prorated Executive Incentive Plan award, based upon the portion of the performance period completed for each award (six months or one, two or three years) and the performance of the Company as of December 31, 2014, calculated using the closing price of our Common Shares on December 31, 2014 of $73.42 per share.  In the case of a change in control, for illustration purposes, this amount was calculated based on the performance of the Company as of December 31, 2014 (rather than the performance as of the end of the quarter preceding the change in control, or September 30).

(6)
Represents the value of continued medical, dental, accident, disability and life insurance coverage for each named executive officer and such named executive officer's dependents for two years based on the annual cost to the Company of providing these benefits in 2014.

(7)
Estimate of the reasonable relocation expenses (up to a maximum of $50,000 for Mr. Decleir and Mr. Porter) to return the named executive officer to his home country, including moving expenses, real estate fees and commissions and related expenses, based on past costs to the Company of relocating executive officers between Bermuda and their home countries.

(8)	Estimate of the gross-up payment needed to make the named executive officer whole for the effects of the excise tax on "excess parachute payments" under Section 280G of the Internal Revenue Code.

(9)
Represents the value of a lump sum cash payment of (i) $2.25 million for Mr. Price and (ii) 2014 earned base salary plus 2014 target bonus for Messrs. Decleir, Porter and Lombardozzi and Ms. Mitchell, made pursuant to their employment agreements.

(10)
For Messrs. Price, Porter and Lombardozzi and Ms. Mitchell, this represents the prorated portion of the named executive officer's actual annual incentive bonus for 2014 assuming a performance bonus multiplier of 116.15%, payable pursuant to the applicable employment agreement as a result of the termination without cause or for good reason.  Mr. Decleir is not entitled to receive a prorated annual incentive bonus in this scenario.

(11)
For Mr. Porter, Mr. Lombardozzi and Ms. Mitchell, this represents the prorated portion of the named executive officer's target annual incentive bonus for 2014.  Mr. Price and Mr. Decleir would not receive a prorated target annual incentive bonus in this scenario.

(12)
For Mr. Price and Mr. Decleir, this table represents benefits due if their employment terminates upon expiration of the respective term of employment.  For Mr. Porter, Mr. Lombardozzi and Ms. Mitchell, this table represents benefits due if the executive officer terminates his or her employment upon expiration of the respective term of employment other than for good reason.  The actual dates on which the named executive officers' current employment terms expire are:  Mr. Price: July 31, 2015; Mr. Decleir:  April 29, 2015; Mr. Porter:  July 31, 2015; Ms. Mitchell:  July 31, 2015; and Mr. Lombardozzi:  September 1, 2015.  For illustration purposes, this table assumes the expirations occurred on the corresponding dates in 2014.

(13)
For Messrs. Price, Porter and Lombardozzi and Ms. Mitchell, this represents the prorated portion of the executive officer's actual annual incentive bonus for 2014 assuming a performance bonus multiplier of 116.15%.  Pursuant to their employment agreements, in this scenario, each of Mr. Price, Mr. Porter and Ms. Mitchell is entitled to receive 7/12ths of the annual incentive bonus that would have been due to him or her in the calendar year of the termination and Mr. Lombardozzi is entitled to receive 8/12ths of the annual incentive bonus that would have been due to him in the calendar year of the termination.

(14)
Represents an estimate of the value that would be realized on the applicable expiration date from a prorated Executive Incentive Plan award, based upon the portion of the performance period completed for each award through the expiration date.  For illustration purposes, this amount was calculated based on the performance of the Company as of December 31, 2014 (rather than the performance as of the end of the quarter preceding the expiration date, or June 30) and the closing price of our Common Shares on December 31, 2014 of $73.42 per share.

Relationship between Compensation Policies and Risk Management
We do not believe that there are any risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us.  In addition, we believe that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.  Our Compensation Committee evaluates the relationship between our compensation policies and risk management on an annual basis.

Compensation Committee Interlocks and Insider Participation
Messrs. Hass, Megna and Steffen and Ms. Ransom served on the Compensation Committee of the Board during the 2014 fiscal year.  Each member of the Compensation Committee is an independent director and no member of the Compensation Committee was an officer or an employee of the Company during 2014 or a former officer of the Company.  Additionally, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of SEC Regulation S-K.  No executive officer of the Company served on any board of directors or compensation committee of any other company for which any of our directors served as an executive officer at any time during the 2014 fiscal year.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Based Compensation Information
The following table summarizes information as of December 31, 2014 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, restricted share units or other rights to acquire shares may be granted from time to time.
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	578,283	$33.86	2,556,588
Equity compensation plans not approved by security holders	-	-	-
Total	578,283	$33.86	2,556,588
(1)
These plans consist of the 2002 Share Incentive Plan, which was approved by our shareholders at the 2004 Annual General Meeting of Shareholders; the 2006 Share Incentive Plan, which was approved by our shareholders at the 2006 Annual General Meeting of Shareholders; and the 2010 Share Incentive Plan, which was approved by our shareholders at the 2010 Annual General Meeting of Shareholders.  The 2010 Share Incentive Plan replaced the 2006 Share Incentive Plan, which replaced the 2002 Share Incentive Plan, and no shares remain available for issuance under the 2006 or 2002 Share Incentive Plans.

(2)
Column (a) includes outstanding options, service-based restricted share units, market-based share awards and equity accounted performance-based share awards.  Market-based and performance-based share awards are reflected at the maximum potential payout.

(3)	Restricted share units are excluded from column (b) as there is no consideration due upon vesting of these awards.

Security Ownership of Certain Beneficial Owners
The following table sets forth information with respect to our outstanding Common Shares as of January 30, 2015 and the beneficial ownership based on Schedules 13G of those persons known by us to be the beneficial owners of more than 5% of our outstanding Common Shares:
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (6)
FMR LLC Edward C. Johnson 3d 245 Summer Street Boston, MA 02210	2,660,249	(1)	10.7%

Dimensional Fund Advisors LP Palisades West Building One 6300 Bee Cave Road Austin, TX 78746	2,376,050	(2)	9.6%

Donald Smith & Co., Inc. Donald Smith Long/Short Equities Fund, L.P. 152 West 57th Street New York, NY 10019	2,000,005	(3)	8.0%

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	1,404,426	(4)	5.7%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,416,228	(5)	5.7%
(1)
In an amendment to Schedule 13G filed on February 14, 2014, FMR LLC ("FMR") and its Chairman, Edward C. Johnson 3d, reported beneficial ownership as of December 31, 2013 of a total of 2,660,249 Common Shares which are held by various investment companies (the "Fidelity Funds") to which Fidelity Management & Research Company, a wholly owned subsidiary of FMR, is an investment adviser, and of which FMR and Mr. Johnson report that each has sole power to dispose but that neither has sole power to vote or direct the voting of, which power resides with Fidelity Funds' Board of Trustees.  The Schedule 13G reported that various persons have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, the Common Shares, and that no one person's interest in the Common Shares amounted to more than 5% of the outstanding Common Shares of the Company.  Pursuant to a limitation on voting rights in our Bye-laws, FMR's voting power with respect to the Common Shares owned by it is limited to 9.5% of the voting power of our outstanding Common Shares.

(2)
In an amendment to Schedule 13G filed on February 5, 2015, Dimensional Fund Advisors LP, an investment advisor ("Dimensional"), reported sole voting power over 2,334,400 Common Shares of the Company and sole dispositive power over 2,376,050 Common Shares of the Company.  The Schedule 13G reported that Dimensional serves as investment advisor, sub-advisor and manager to investment companies, trusts and accounts (the "Dimensional Funds") and in this role possesses voting and/or investment power over the Common Shares of the Company held by the Dimensional Funds.  However, all securities reported in the Schedule 13G are owned by the Dimensional Funds and Dimensional disclaims beneficial ownership of such securities.  In addition, the Dimensional Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts and, to the knowledge of Dimensional, the interest of any one such Dimensional Fund does not exceed 5% of the class of securities.

(3)
In a Schedule 13G filed on February 3, 2015, Donald Smith & Co., Inc., an investment advisor ("Donald Smith & Co."), reported sole voting power over 1,315,505 Common Shares of the Company and sole dispositive power over 2,000,005 Common Shares of the Company, and Donald Smith Long/Short Equities Fund, L.P., a limited partnership fund, reported sole voting power over 7,667 Common Shares of the Company and sole dispositive power over 2,000,005 Common Shares of the Company.  The Schedule 13G reported that (i) Donald Smith & Co. does not serve as custodian of the assets of any of its clients and, accordingly, only the client or the client's custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities; (ii) the ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the institutional clients which Donald Smith & Co. serves as investment advisor; (iii) any and all discretionary authority which has been delegated to Donald Smith & Co. may be revoked in whole or in part at any time; and (iv) to the knowledge of Donald Smith & Co., with respect to all securities reported in the Schedule 13G owned by its advisory clients, not more than 5% of the class of such securities is owned by any one client.  The Schedule 13G also reported that, with respect to the remaining securities owned, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Shares of the Company, and that no one person's interest in the Common Shares is more than 5% of the outstanding Common Shares of the Company.

(4)
In an amendment to Schedule 13G filed on February 11, 2015, The Vanguard Group, Inc., an investment advisor ("Vanguard"), reported beneficial ownership as of December 31, 2014 of a total of 1,404,426 Common Shares of the Company, sole voting power over 34,660 Common Shares of the Company, sole dispositive power over 1,371,666 Common Shares of the Company and shared dispositive power over 32,760 Common Shares of the Company.  Vanguard also reported that Vanguard Fiduciary Trust Company ("VFTC"), a wholly-owned subsidiary of Vanguard, is the beneficial owner of 32,760 Common Shares of the Company as a result of serving as investment manager of collective trust accounts and that Vanguard Investments Australia, Ltd. ("VIA"), a wholly-owned subsidiary of Vanguard, is the beneficiary owner of 1,900 Common Shares of the Company as a result of serving as investment manager of Australian investment offerings.

(5)
In an amendment to Schedule 13G filed on February 2, 2015, BlackRock, Inc. reported beneficial ownership as of December 31, 2014 of a total of 1,416,228 Common Shares of the Company, sole voting power over 1354360 Common Shares of the Company and sole dispositive power over 1,416,228 Common Shares of the Company.  The Schedule 13G reported that various persons have the right to receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Shares of the Company, and that no one person's interest in the Common Shares is more than 5% of the total outstanding Common Shares of the Company.

(6)	Based on 24,845,418 outstanding Common Shares as of January 30, 2015.

Security Ownership of Management
The following table sets forth information with respect to the beneficial ownership of Common Shares as of January 30, 2015 of each of our executive officers and directors.  Each of these persons had sole voting power and sole dispositive power with respect to the Common Shares beneficially owned by him or her.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Robert S. Porter	189,935	(1)	*
Michael D. Price	139,837	(1)	*
Michael E. Lombardozzi	101,244	(1)	*
Kenneth A. Kurtzman	79,301	(1)	*
Dan R. Carmichael	75,444		*
H. Elizabeth Mitchell	67,561	(1)	*
Allan C. Decleir	67,515	(1)	*
Neal J. Schmidt	36,586	(1)	*
A. John Hass	14,827		*
Edmund R. Megna	12,298		*
Christopher J. Steffen	10,001		*
Antony P. D. Lancaster	5,526		*
Linda R. Ransom	880		*
All directors and executive officers as a group (13 persons)	800,955		3.2%
*	Represents less than 1% of the outstanding Common Shares.
(1)
Includes unvested restricted shares as follows:  Mr. Decleir:  6,551 Common Shares, Mr. Kurtzman: 4,913 Common Shares; Mr. Lombardozzi:  8,330 Common Shares, Ms. Mitchell:  8,330 Common Shares, Mr. Porter:  8,330 Common Shares, Mr. Schmidt:  4,913 Common Shares.  Includes Common Shares beneficially owned pursuant to options that are currently exercisable or exercisable within 60 days after January 30, 2015 as follows:  Mr. Kurtzman: 33,515 Common Shares and Mr. Lombardozzi:  32,065 Common Shares.  Includes Common Shares beneficially owned pursuant to the conversion of share units within 60 days after January 30, 2015 as follows:  Mr. Decleir:  12,811 Common Shares, Mr.  Kurtzman:  1,673 Common Shares, Mr. Schmidt:  1,673 Common Shares.

(2)
Based on 24,845,418 outstanding Common Shares as of January 30, 2015, adjusted to include Common Shares covered by options that are currently exercisable or exercisable within 60 days after January 30, 2015 and share units that are convertible into Common Shares within 60 days after January 30, 2015 held by such person or group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Our Code of Business Conduct and Ethics, which is in writing and which was recommended by the Audit Committee and approved by the Board, provides that our employees and directors must avoid any interest that conflicts or appears to conflict with the interests of the Company.  A conflict of interest exists if actions by an employee or director are, or could reasonably appear to be, influenced directly or indirectly by personal considerations, duties owed to or interests in persons or entities other than the Company, or by actual or potential personal benefit or gain.  Although the Code of Business Conduct and Ethics states that it is not possible to describe every conceivable conflict of interest, conflicts may include an employee or director conducting Company business with family members; employees, directors or their family members having a financial interest in another company with which we do business or that competes with us in the reinsurance market; and an employee taking a second job in the reinsurance industry or serving as a director of another entity.
Any time that an employee believes that a conflict of interest may exist, the conflict must be reported to and approved by that employee's compliance officer and reported to our General Counsel.  A conflict of interest that involves an officer who is a Senior Vice President or more senior or its equivalent, including all of our named executive officers, must be approved by the Board.
The Code of Business Conduct and Ethics provides that nonemployee directors may not have significant financial interests in or be affiliated with any entity with which we do business or propose to do business unless the director:
(i)	discloses any such relationship promptly after the director becomes aware of it;
(ii)	removes himself or herself from any Board activity that directly impacts the relationship between us and any such entity with respect to which the director has a significant financial interest or with which the director is affiliated; and
(iii)	obtains prior approval of the Board for any transaction of which the director is aware between us and any such entity that is not in the ordinary course of our business.
Further, our Corporate Governance Guidelines, which are in writing and which were recommended by the Governance Committee and approved by the Board, provide that, except as authorized by the Board, no director shall have a direct economic relationship with the Company (other than fees for services as a member of the Board or any committee thereof).
In addition, the Governance Committee generally reviews existing transactions of the Company in which any of our executive officers or directors, family members of our executive officers or directors or beneficial holders of more than 5% of our Common Shares have an interest or potential interest.
BlackRock Inc. reported beneficial ownership of more than 5% of our Common Shares at December 31, 2014, reporting that various persons had the right to receive or the power to direct the receipt of dividends from, or the proceeds of the sale of, such Common Shares, and that no one person's interest therein was more than 5% of our outstanding Common Shares.  Affiliates of BlackRock Inc. provide investment management services, risk analysis services and investment accounting services to us.  During 2014, we paid such affiliates approximately $2.4 million in fees relating to these services.  These fees were at then-prevailing market rates determined pursuant to arm's length negotiations between us and such affiliates.
During 2013, Platinum US entered into a reinsurance contract effective January 1, 2014 with various subsidiaries of PartnerRe Ltd.  The reinsurance premium payable to Platinum US was approximately $6.9 million.  Platinum US has renewed this reinsurance contract effective January 1, 2015 and expects to receive approximately $5.5 million in reinsurance premium on the renewal.  Marvin Pestcoe, the husband of H. Elizabeth Mitchell, is a former officer of a subsidiary of PartnerRe Ltd. and was the executive responsible for the business unit at PartnerRe Ltd. that was involved in this transaction with Platinum US.  He retired from PartnerRe Ltd. effective April 15, 2014, but continues to work with PartnerRe Ltd. in a consulting capacity.  We cannot determine whether Mr. Pestcoe has a material interest in these transactions or the amount of such interest, if any.  As the President and Chief Executive Officer of Platinum US, Ms. Mitchell was not involved in the negotiation of these contracts.  Ms. Mitchell does not have a material interest in these transactions.

Independence of Directors
The NYSE listing standards require us to have a majority of independent directors serving on the Board.  A member of the Board qualifies as independent if the Board affirmatively determines that the director has no material relationship with the Company either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company.  The Board has determined that each of Messrs. Carmichael, Hass, Lancaster, Megna and Steffen and Ms. Ransom, constituting a majority of the Board, has no material relationship with the Company other than in his or her capacity as a member of the Board and committees thereof and that, prior to his resignation from the Board, Mr. Slattery had no material relationship with the Company other than in his capacity as a member of the Board and committees thereof, and thus each is an independent director of the Company.  In addition, all members of the standing Audit, Compensation and Governance committees of the Board is independent as defined in the NYSE listing standards applicable to those committees.
None of Messrs. Carmichael, Hass, Lancaster, Megna, Slattery and Steffen has any relationship with the Company other than as a director and member of committees of the Board.  Ms. Ransom was party to a letter agreement with us dated May 7, 2012 pursuant to which she provided consulting services to the Board and its committees and legal services to our General Counsel and legal staff from May 7, 2012 until the letter agreement expired on April 24, 2013.  Ms. Ransom received a total of $100,000 in fees for these consulting services, paid in three equal installments on or about June 30, 2012, October 31, 2012 and December 31, 2012.  Based on the foregoing, the Board has determined that Ms. Ransom has no material relationship with the Company.
Item 14.	Principal Accountant Fees and Services
Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees
The following table summarizes the aggregate fees billed by KPMG and its affiliates for services rendered for the years ended December 31, 2014 and December 31, 2013:
	2014	2013 (1)
Audit fees (2)	$1,711,700	$1,505,978
Audit-related fees (3)	81,000	-
Tax fees	-	-
All other fees	-	-
Total	$1,792,700	$1,505,978
(1)
The amount shown for "Audit fees" for 2013 has been adjusted from the amount shown in last year's proxy statement to reflect a decrease in audit fees of $4,022 for the 2013 statutory audits of our subsidiaries.

(2)
The amounts shown for "Audit fees" for 2014 and 2013 represent fees for professional services rendered by KPMG and its affiliates for (a) the audit of our annual financial statements and internal control over financial reporting; (b) the review of our financial statements included in our Quarterly Reports on Form 10-Q; and (c) statutory audits for our subsidiaries.

(3)	The amount shown for "Audit-related fees" for 2014 represents fees for professional services in relation to the Merger and the Maryland Insurance Administration examination of Platinum US.
Pre-Approval Policies and Procedures
The Audit Committee is primarily responsible for managing our relationship with our independent registered public accounting firm.  Subject to approval by our shareholders as required by Bermuda law, the Audit Committee has the sole authority to approve the engagement, determine the remuneration and oversee the performance of our independent registered public accounting firm.  The Audit Committee has considered whether the provision by our independent registered public accounting firm of non-audit services to the Company is compatible with maintaining the independence of the independent registered public accounting firm.  It is our policy that all audit services and all permitted non-audit services to be provided to the Company by the independent registered public accounting firm are approved in advance by the Audit Committee (or by one or more of its members if duly authorized by the Audit Committee).

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
Our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, together with the report thereon by KPMG Audit Limited, our independent registered public accounting firm, are set forth on pages F-1 through F-56 hereto.
Financial Statements Schedules
The schedules relating to our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.
Exhibits
Exhibit Number	Description

2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)
2.2	Agreement and Plan of Merger, dated as of November 23, 2014, by and among RenaissanceRe Holdings Ltd., Port Holdings Ltd. and Platinum Holdings. (41)
3(i).1	Memorandum of Association of Platinum Holdings. (1)
3(ii).1	Amended and Restated Bye-Laws of Platinum Holdings. (22)
4.1	Form of Certificate of the Common Shares of Platinum Holdings. (2)
4.2	Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.3	Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.4	Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (10)
4.5	Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.6	First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.7	Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (11)
4.8	Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)
4.9	Form of Senior Note of Platinum Finance. (2)
4.10	Form of Guarantee of Platinum Holdings. (2)
4.11	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (8)
4.12	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (10)
10.1*	Amended and Restated Share Unit Plan for Nonemployee Directors. (20)
10.2*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors. (19)
10.3*	Form of Nonemployee Director Share Unit Award Agreement. (12)

10.4*	Summary of Platinum Holdings' Nonemployee Director Compensation Program. (19)
10.5*	2002 Share Incentive Plan (2004 Update). (4)
10.6*	2006 Share Incentive Plan. (14)
10.7*	Amended and Restated 2010 Share Incentive Plan. (40)
10.8*	Amended and Restated Annual Incentive Plan. (13)
10.9*	Form of AIP Restricted Share Unit Award Agreement. (15)
10.10*	Section 162(m) Performance Incentive Plan. (21)
10.11*	Platinum US Executive Retirement Savings Plan. (29)
10.12*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan. (19)
10.13*	Platinum Holdings International Pension Plan.(32)
10.14*	Amended and Restated Executive Incentive Plan. (38)
10.15*	Form of EIP Share Unit Award Agreement (for awards for 2008-2010 performance cycle). (16)
10.16*	Form of EIP Share Unit Award Agreement (for awards made in 2009, 2010 and 2011 providing for payment in common shares). (18)
10.17*	Form of EIP Share Unit Award Agreement (for awards for 2011-2013 performance cycle providing for payment in cash). (27)
10.18*	Form of EIP Share Unit Award Agreement (for awards made on February 14, 2012 and later providing for payment in common shares). (31)
10.19*	Form of EIP Share Unit Award Agreement (for awards made on February 14, 2012 and later providing for payment in cash). (31)
10.20*	Form of Supplemental EIP Share Unit Award Agreement (for awards for the 2012-2013 performance cycle). (31)
10.21*	Form of EIP Share Unit Award Agreement (for award for the July 1, 2014-June 30, 2017 performance cycle). (38)
10.22*	Capital Accumulation Plan. (2)
10.23*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (5)
10.24*	Form of Nonqualified Share Option Agreement (Employee). (18)
10.25*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (5)
10.26*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (5)
10.27*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (5)
10.28*	Form of Time-Based Share Unit Award Agreement. (18)
10.29*	Form of Special Share Unit Award Agreement. (5)
10.30*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (5)
10.31*	Form of Restricted Share Award Agreement. (17)
10.32*	Form of Market Share Unit Award Agreement. (31)
10.33*	Amended and Restated Change in Control Severance Plan. (40)
10.34*	Amended and Restated Employee Severance Plan. (17)
10.35*
Amended and Restated Employment Agreement dated July 22, 2010 between Michael E. Lombardozzi and Platinum Holdings and Letter Agreement dated September 1, 2011 between Michael E. Lombardozzi and PASI attached as Exhibit B thereto. (24)

10.36*	Amended and Restated Employment Agreement dated July 22, 2010 between Michael D. Price and Platinum Holdings. (24)
10.37*	Amended and Restated Employment Agreement dated October 27, 2010 between Robert S. Porter and Platinum Bermuda. (26)
10.38*	Amended and Restated Employment Agreement dated October 27, 2010 between H. Elizabeth Mitchell and Platinum US. (26)
10.39*	Employment Agreement dated April 29, 2010 between Platinum Holdings and Allan C. Decleir. (23)

10.40*	Letter Agreement dated April 29, 2010 between James A. Krantz and Platinum Holdings and Consulting Agreement dated April 29, 2010 between James A. Krantz and PASI attached as Exhibit A thereto. (23)
10.41*	Letter Agreement dated February 22, 2006 between Kenneth A. Kurtzman and PASI. (35)
10.42	Letter Agreement dated October 27, 2010 between Kenneth A. Kurtzman and PASI. (35)
10.43	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (6)
10.44	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (6)
10.45	Investment Management Agreement dated September 22, 2008 between Platinum Holdings and Hyperion Capital Management, Inc. (39)
10.46
Consent to assignment, effective June 18, 2014, of Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. and Investment Management Agreement dated September 22, 2008 between Platinum Holdings and Hyperion Capital Management, Inc. to Conning, Inc. (39)

10.47	Consent to assignment, effective June 18, 2014, of Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. to Conning, Inc. (39)
10.48	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (6)
10.49	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (6)
10.50
Third Amended and Restated Credit Agreement, dated as of April 9, 2014, among Platinum Holdings, Platinum Bermuda, Platinum US, Platinum Finance, the Lenders party thereto, ING Bank N.V. and National Australian Bank Limited, as Documentation Agents, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. (37)

10.51
List of Contents of Exhibits and Schedules to the Third Amended and Restated Credit Agreement. Platinum Holdings agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.  (37)

10.52	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (3)
10.53	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (9)
10.54	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (7)
10.55	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (9)
10.56	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
10.57	Purchase Agreement dated as of October 13, 2010 between Platinum Holdings and The Travelers Companies, Inc. (25)
10.58	Purchase Agreement dated January 17, 2011 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (28)
10.59	Termination Agreement dated as of January 17, 2011 between Platinum US, Platinum Bermuda and Renaissance Underwriting Managers Ltd. (28)
10.60	Committed Letter of Credit Issuance Facility Letter dated June 30, 2011 among Platinum Bermuda, Platinum US, the Company (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (30)
10.61	Insurance Letters of Credit Master Agreement dated June 30, 2011 among Platinum Bermuda, Platinum US and Citibank Europe plc. (30)
10.62	Letter agreement dated December 19, 2013 among Platinum Bermuda, Platinum US, Platinum Holdings (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (33)
10.63
Amendment and Restatement Agreement dated July 2, 2013 relating to a Facility Agreement dated July 31, 2012 for Platinum Bermuda made between Platinum Holdings, Platinum Bermuda, National Australia Bank Limited and ING Bank N.V.(34)

10.64
Uncommitted U.S. $125,000,000 Facility Agreement dated July 31, 2012 as amended and restated on July 2, 2013 made between Platinum Holdings, Platinum Bermuda, National Australia Bank Limited and ING Bank N.V. (34)

14.1	Code of Business Conduct and Ethics. (40)
21.1	Subsidiaries of Platinum Holdings. (36)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 , (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

_______________________
*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.
(2)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.
(3)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.
(4)	Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(5)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on February 23, 2005.
(6)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on May 13, 2005.
(7)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on May 24, 2005.
(8)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on May 27, 2005.
(9)	Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.
(10)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on August 17, 2005.
(11)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on November 3, 2005.
(12)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on February 27, 2006.
(13)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on February 22, 2007.
(14)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.
(15)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the SEC on December 6, 2007.
(16)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on February 25, 2008.
(17)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on July 25, 2008.
(18)	Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.
(19)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009.
(20)	Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 4, 2009.
(21)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
(22)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-166368) of Platinum Holdings, filed with the SEC on April 29, 2010.
(23)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on April 30, 2010.
(24)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on July 23, 2010.
(25)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on October 14, 2010.
(26)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on October 28, 2010.
(27)	Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on October 29, 2010.
(28)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on January 18, 2011.
(29)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.
(30)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on June 30, 2011.
(31)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on February 14, 2012.
(32)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 15, 2013.
(33)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on December 21, 2013.
(34)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on July 3, 2013.
(35)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012.
(36)	Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014.
(37)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on April 10, 2014.
(38)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on July 22, 2014.
(39)	Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 24, 2014.
(40)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on October 21, 2014.
(41)	Incorporated by reference from Platinum Holdings' Current Report on Form 8-K filed with the SEC on November 24, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:	February 11, 2015	PLATINUM UNDERWRITERS HOLDINGS, LTD.

/s/ Michael D. Price
By: Michael D. Price President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2015

/s/ Allan C. Decleir Allan C. Decleir	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2015

/s/ Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 11, 2015

/s/ A. John Hass A. John Hass	Director	February 11, 2015

/s/ Antony P. D. Lancaster Antony P. D. Lancaster	Director	February 11, 2015

/s/ Edmund R. Megna Edmund R. Megna	Director	February 11, 2015

/s/ Linda E. Ransom Linda E. Ransom	Director	February 11, 2015

/s/ Christopher J. Steffen Christopher J. Steffen	Director	February 11, 2015

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG Audit Limited
Hamilton, Bermuda
February 11, 2015

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
($ in thousands, except share data)

	2014	2013
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,782,485	$1,857,870
(amortized cost - $1,677,198 and $1,799,888, respectively)
Fixed maturity trading securities at fair value	90,569	103,395
(amortized cost - $87,743 and $97,959, respectively)
Short-term investments	-	66,679
Total investments	1,873,054	2,027,944
Cash and cash equivalents	1,434,984	1,464,418
Accrued investment income	18,815	20,026
Reinsurance premiums receivable	125,400	138,454
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,943	1,057
Prepaid reinsurance premiums	1,979	1,032
Funds held by ceding companies	89,581	119,241
Deferred acquisition costs	27,592	31,103
Reinsurance deposit assets	82,937	79,303
Deferred tax assets	17,523	25,141
Other assets	12,281	16,166
Total assets	$3,687,089	$3,923,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,435,698	$1,671,365
Unearned premiums	111,348	126,300
Debt obligations	250,000	250,000
Commissions payable	50,258	78,791
Other liabilities	101,760	50,722
Total liabilities	$1,949,064	$2,177,178

Shareholders' Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$248	$281
24,840,539 and 28,142,977 shares issued and outstanding, respectively
Additional paid-in capital	2,415	10,711
Accumulated other comprehensive income	92,689	48,084
Retained earnings	1,642,673	1,687,631
Total shareholders' equity	$1,738,025	$1,746,707

Total liabilities and shareholders' equity	$3,687,089	$3,923,885

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013 and 2012
($ in thousands, except per share data)

	2014	2013	2012
Revenue:
Net premiums earned	$506,636	$553,413	$566,496
Net investment income	69,421	72,046	99,947
Net realized gains on investments	2,762	23,920	88,754
Total other-than-temporary impairments	(991)	(631)	211
Portion of impairment losses recognized in other comprehensive income	151	(1,402)	(3,242)
Net impairment losses on investments	(840)	(2,033)	(3,031)
Other income (expense)	3,180	3,477	(239)
Total revenue	581,159	650,823	751,927

Expenses:
Net losses and loss adjustment expenses	183,401	167,446	183,660
Net acquisition expenses	113,804	123,767	115,437
Operating expenses	83,309	82,714	80,453
Net foreign currency exchange losses (gains)	(512)	(234)	1,055
Interest expense	19,155	19,125	19,098
Total expenses	399,157	392,818	399,703

Income before income taxes	182,002	258,005	352,224
Income tax expense	17,234	34,727	24,996
Net income	$164,768	$223,278	$327,228

Earnings per common share:
Basic earnings per common share	$6.28	$7.46	$9.67
Diluted earnings per common share	$6.21	$7.35	$9.60

Shareholder dividends:
Common shareholder dividends declared	$8,329	$9,434	$10,747
Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
Net income	$164,768	$223,278	$327,228

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(991)	(631)	211
Change in net unrealized gains and losses on all other securities	52,828	(76,152)	77,652
Total change in net unrealized gains and losses	51,837	(76,783)	77,863

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(5,372)	(27,243)	(89,780)
Net impairment losses on investments	840	2,033	3,031
Total reclassifications to net income	(4,532)	(25,210)	(86,749)

Other comprehensive income (loss) before income taxes	47,305	(101,993)	(8,886)
Income tax (expense) benefit	(2,700)	12,387	(59)
Other comprehensive income (loss)	44,605	(89,606)	(8,945)
Comprehensive income	$209,373	$133,672	$318,283

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
Common shares:
Balances at beginning of year	$281	$327	$355
Issuance of common shares	3	8	3
Repurchase of common shares	(36)	(54)	(31)
Balances at end of year	248	281	327

Additional paid-in capital:
Balances at beginning of year	10,711	209,897	313,730
Issuance of common shares	(2,376)	22,290	3,612
Amortization of share-based compensation	8,331	8,931	8,226
Repurchase of common shares	(14,251)	(230,407)	(115,671)
Balances at end of year	2,415	10,711	209,897

Accumulated other comprehensive income:
Balances at beginning of year	48,084	137,690	146,635
Other comprehensive income (loss)	44,605	(89,606)	(8,945)
Balances at end of year	92,689	48,084	137,690

Retained earnings:
Balances at beginning of year	1,687,631	1,546,620	1,230,139
Net income	164,768	223,278	327,228
Repurchase of common shares	(201,397)	(72,833)	-
Common share dividends	(8,329)	(9,434)	(10,747)
Balances at end of year	1,642,673	1,687,631	1,546,620
Total shareholders' equity	$1,738,025	$1,746,707	$1,894,534

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
Operating Activities:
Net income	$164,768	$223,278	$327,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on investments	(2,762)	(23,920)	(88,754)
Net impairment losses on investments	840	2,033	3,031
Net foreign currency exchange losses (gains)	(512)	(234)	1,055
Amortization of share-based compensation	14,445	14,518	10,137
Other amortization and depreciation	10,343	8,761	5,100
Deferred income tax expense	4,917	10,019	8,791
Net fixed maturity trading securities activities	1,136	6,993	13,453
Changes in:
Accrued investment income	1,013	1,299	8,702
Reinsurance premiums receivable	11,031	(10,300)	30,936
Funds held by ceding companies	28,058	(4,784)	(19,295)
Deferred acquisition costs	3,309	(2,967)	664
Reinsurance deposit assets	(3,634)	(28,610)	(50,693)
Net unpaid and paid losses and loss adjustment expenses	(218,783)	(277,482)	(434,525)
Net unearned premiums	(14,568)	13,708	(1,496)
Commissions payable	(28,031)	13,969	2,105
Other operating assets and liabilities	43,657	(2,843)	18,224
Net cash provided by (used in) operating activities	15,227	(56,562)	(165,337)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	88,629	203,571	747,755
Short-term investments	6,613	11,857	49,447
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	130,506	202,136	280,122
Short-term investments	126,795	259,076	707,756
Acquisitions of:
Fixed maturity available-for-sale securities	(100,026)	(406,078)	(233,923)
Short-term investments	(66,036)	(165,136)	(331,757)
Acquisitions of furniture, equipment and other assets	-	(6,890)	-
Net cash provided by (used in) investing activities	186,481	98,536	1,219,400

Financing Activities:
Dividends paid to common shareholders	(8,329)	(9,434)	(10,747)
Repurchase of common shares	(215,684)	(303,294)	(115,702)
Proceeds from share-based compensation, including income tax benefits	1,013	24,376	4,537
Net cash provided by (used in) financing activities	(223,000)	(288,352)	(121,912)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,142)	(9,599)	(4,266)
Net increase (decrease) in cash and cash equivalents	(29,434)	(255,977)	927,885
Cash and cash equivalents at beginning of year	1,464,418	1,720,395	792,510
Cash and cash equivalents at end of year	$1,434,984	$1,464,418	$1,720,395

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$7,782	$24,371	$13,685
Interest paid	$18,750	$18,750	$18,750

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Consolidation
Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries, we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.
Platinum Holdings and its consolidated subsidiaries (collectively, the "Company") include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Regency Holdings ("Platinum Regency"), Platinum Underwriters Finance, Inc. ("Platinum Finance") and Platinum Administrative Services, Inc. ("PASI").  The terms "we," "us," and "our" refer to the Company, unless the context otherwise indicates.
We operate through our licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  PASI is a wholly owned subsidiary of Platinum Finance that provides administrative support services to the Company.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").   All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from these estimates.  The major estimates used in the preparation of the Company's consolidated financial statements, and therefore considered to be critical accounting estimates, include, but are not limited to, premiums written and earned, unpaid losses and loss adjustment expenses ("LAE"), valuation of investments and income taxes.  In addition, estimates are used in our risk transfer analysis for assumed and ceded reinsurance transactions. Results of changes in estimates are reflected in results of operations in the period in which the change is made.
Merger Agreement
On November 23, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with RenaissanceRe Holdings Ltd., a Bermuda exempted company ("RenaissanceRe"), and Port Holdings Ltd., a Bermuda exempted company and wholly owned subsidiary of RenaissanceRe (the "Acquisition Sub").  Subject to the terms and conditions of the Merger Agreement, Acquisition Sub will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving company and as a wholly owned subsidiary of RenaissanceRe.
Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, shareholders of the Company will be entitled to receive, in exchange for each share of common stock they hold at the effective time of the Merger, either stock or cash consideration with a value equal to the sum of (i) an amount of cash equal to $66.00, (ii) 0.6504 common shares of RenaissanceRe, par value $1.00 per share, or (iii) 0.2960 RenaissanceRe common shares  and an amount of cash equal to $35.96, in each case less any applicable withholding taxes and without interest, plus cash in lieu of any fractional RenaissanceRe common shares such shareholder would otherwise be entitled to receive.  The Merger is subject to the approval of the Company's shareholders and other customary closing conditions.  There can be no assurance that all such closing conditions will be satisfied and there is no assurance that the Merger will occur.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
In addition, on February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a special dividend of $10.00 per common share in connection with its pending Merger with RenaissanceRe.  The special dividend is payable prior to the effective time of the Merger on the closing date of the Merger to shareholders of record at the close of business on the last business day prior to the closing date.  The special dividend is conditioned on the Merger having been approved by the shareholders of the Company at a special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).  Platinum Holdings expects to incur approximately $22.0 million of expenses in 2015 associated with the Merger.
Significant Accounting Policies
Investments
Investments we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from net income or loss, and included in shareholders' equity as a component of accumulated other comprehensive income, net of deferred taxes.  Investments we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option, are classified as trading securities.  Trading securities are reported at fair value, with fair value adjustments included in net realized gains on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.
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
We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment ("OTTI").  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length of time and magnitude of an unrealized loss, specific credit events, changes in credit ratings, the collateral structure, the credit support that may be applicable, discussions with our investment managers and other public information.
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
We also consider our intent to sell available-for-sale securities and the likelihood that we will be required to sell these securities before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the creditworthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security, representing the difference between the security's amortized cost and its fair value, is recognized as a net impairment loss in the consolidated statements of operations at the time we determine our intent is to sell.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits, time deposits, money market instruments and both U.S. Government and non-U.S. government securities.  Cash equivalents are generally carried at amortized cost, which approximates fair value, and are highly liquid investments with a maturity of less than 90 days at the date of acquisition.
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
Deferred Acquisition Costs
Acquisition costs consist primarily of commissions and brokerage expenses that are incremental direct costs related to the successful acquisition of new or renewal contracts and are deferred and amortized over the period that the corresponding premiums are earned.  An analysis of the recoverability of deferred acquisition costs is performed by determining if the sum of the future earned premiums and anticipated investment income is greater than the expected future losses and LAE.  A premium deficiency is recognized if losses and LAE are expected to exceed the related unearned premiums.  Any adjustments are reflected in the results of operations in the period in which they are made.    Deferred acquisition costs amortized in 2014, 2013 and 2012 were $86.4 million, $92.0 million and $86.8 million, respectively, and are included in net acquisition expenses in the consolidated statements of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Unpaid Losses and Loss Adjustment Expenses
Unpaid losses and LAE are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date.  Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include the cost of claims that were reported, but not yet paid, and estimates of the cost of claims incurred but not yet reported.  In addition, we estimate our unallocated loss adjustment expense ("ULAE") reserves based on our administrative costs of managing claims.
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
Reinsurance Deposit Assets and Liabilities and Other Reinsurance Contracts
We elected to record at fair value certain assumed reinsurance contracts which by their terms preclude the use of (re)insurance accounting, including those accounted for as deposits.  The deposit method of accounting is used for reinsurance contracts that do not transfer sufficient insurance risk.  The analysis of risk transfer involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.  Our reinsurance deposit assets recorded at fair value include terms and conditions that have unique variable investment performance factors.
Interest income or expense related to deposit assets or liabilities is recognized as incurred and is recorded in other income or expense in the consolidated statements of operations.  Profit margins are earned over the settlement period of the contractual obligations.
Changes in the fair value of these contracts are recorded in other income or expense in the consolidated statements of operations.
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

Fixed Maturity Available-for-sale Securities
Our fixed maturity available-for-sale securities are U.S. dollar denominated securities.  The following table sets forth our fixed maturity available-for-sale securities as of December 31, 2014 and 2013 ($ in thousands):
		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI (1)
December 31, 2014:
U.S. Government	$49,386	$99	$-	$49,485	$-
U.S. Government agencies	87,533	1,931	137	89,327	-
Municipal bonds	1,116,672	90,392	715	1,206,349	-
Non-U.S. governments	24,998	84	-	25,082	-
Corporate bonds	204,210	8,121	2,242	210,089	458
Commercial mortgage-backed securities	55,747	3,356	223	58,880	-
Residential mortgage-backed securities	122,475	2,217	295	124,397	87
Asset-backed securities	16,177	2,808	109	18,876	-
Total fixed maturity available-for-sale securities	$1,677,198	$109,008	$3,721	$1,782,485	$545

December 31, 2013:
U.S. Government	$4,561	$204	$-	$4,765	$-
U.S. Government agencies	51,847	-	725	51,122	-
Municipal bonds	1,220,869	54,333	5,955	1,269,247	-
Non-U.S. governments	39,973	541	-	40,514	-
Corporate bonds	224,095	6,704	3,564	227,235	-
Commercial mortgage-backed securities	72,641	4,982	132	77,491	-
Residential mortgage-backed securities	169,699	1,335	1,069	169,965	331
Asset-backed securities	16,203	1,657	329	17,531	305
Total fixed maturity available-for-sale securities	$1,799,888	$69,756	$11,774	$1,857,870	$636

(1)	The non-credit portion of OTTI represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date. These unrealized losses are included in gross unrealized losses as of December 31, 2014 and 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Fixed Maturity Trading Securities
Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are generally held for the purposes of hedging our net non-U.S. dollar denominated reinsurance liabilities.  Our fixed maturity trading securities were all non-U.S. governments and the fair value was $90.6 million and $103.4 million as of December 31, 2014 and 2013, respectively.

Maturities
The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of  December 31, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$170,160	$172,017
Due from one to five years	416,440	434,277
Due from five to ten years	598,084	631,367
Due in ten or more years	385,858	433,240
Mortgage-backed and asset-backed securities	194,399	202,153
Total	$1,764,941	$1,873,054

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.
Short-term Investments
We held no short-term investments as of December 31, 2014.  As of December 31, 2013, short-term investments of $66.7 million consisted of non-U.S. dollar denominated securities issued by non-U.S. governments.  The fair value adjustments on short-term investments recognized as trading under the fair value option contributed no significant gains or losses on investments for the years ended December 31, 2014, 2013 and 2012.
For the year ended December 31, 2014, we had purchases of $66.0 million, proceeds from maturities of $126.8 million and proceeds from sales of $6.6 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2013, we had purchases of $165.1 million, proceeds from maturities of $209.9 million and proceeds from sales of $11.9 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2012, we had purchases of $269.3 million, proceeds from maturities of $286.8 million and proceeds from sales of $49.4 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.
Other-Than-Temporary Impairments
We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, government agencies or municipal bonds were other-than-temporarily impaired for the years ended December 31, 2014, 2013 and 2012.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the net impairment losses on investments for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Corporate bonds	$454	$-	$-
Commercial mortgage-backed securities	-	-	30
Non-agency residential mortgage-backed securities	385	1,439	2,896
Sub-prime asset-backed securities	1	594	105
Net impairment losses on investments	$840	$2,033	$3,031

For the year ended December 31, 2014, we recorded other-than-temporary impairment losses on corporate bonds of $0.5 million related to one security rated below investment grade that is subject to a high degree of credit risk. Residential mortgage-backed securities ("RMBS") include U.S. Government agency RMBS and non-agency RMBS.  Asset-backed securities ("ABS") include securities with underlying sub-prime mortgages as collateral.  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the years ended December 31, 2014, 2013 and 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of December 31, 2014, the single largest unrealized loss within our RMBS portfolio was $0.1 million related to a non-agency RMBS security with an amortized cost of $4.0 million.  As of December 31, 2014, there were no sub-prime ABS in an unrealized loss position.
The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Balance, beginning of year	$31,603	$40,219	$61,841
Credit losses on securities not previously impaired	454	-	42
Additional credit losses on securities previously impaired	386	2,033	2,989
Reduction for paydowns and securities sold	(5,372)	(10,012)	(23,766)
Reduction for increases in cash flows expected to be collected	(1,168)	(637)	(887)
Balance, end of year	$25,903	$31,603	$40,219

For the year ended December 31, 2014, total cumulative credit losses decreased primarily due to principal paydowns.  As of December 31, 2014, total cumulative credit losses were related to corporate bonds, non-agency RMBS and sub-prime ABS. The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $25.5 million were on fifteen securities issued from 2004 to 2007.  As of December 31, 2014, 16.0% of the mortgages backing these securities were 90 days or more past due and 9.4% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 2.7%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Gross Unrealized Losses
The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 ($ in thousands):

	2014		2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government agencies	$14,472	$137	$41,122	$725
Municipal bonds	-	-	247,873	5,955
Corporate bonds	32,017	1,296	90,789	3,486
Commercial mortgage-backed securities	-	-	2,938	1
Residential mortgage-backed securities	1,912	23	35,910	172
Asset-backed securities	13,491	109	13,576	24
Total	$61,892	$1,565	$432,208	$10,363

Twelve months or more:
U.S. Government agencies	$-	$-	$-	$-
Municipal bonds	42,247	715	-	-
Corporate bonds	14,121	946	920	78
Commercial mortgage-backed securities	4,528	223	4,624	131
Residential mortgage-backed securities	6,738	272	10,587	897
Asset-backed securities	-	-	699	305
Total	$67,634	$2,156	$16,830	$1,411

Total unrealized losses:
U.S. Government agencies	$14,472	$137	$41,122	$725
Municipal bonds	42,247	715	247,873	5,955
Corporate bonds	46,138	2,242	91,709	3,564
Commercial mortgage-backed securities	4,528	223	7,562	132
Residential mortgage-backed securities	8,650	295	46,497	1,069
Asset-backed securities	13,491	109	14,275	329
Total	$129,526	$3,721	$449,038	$11,774

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $3.7 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.
Net Investment Income
The following table sets forth our net investment income for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Fixed maturity securities	$66,749	$68,455	$94,307
Short-term investments and cash and cash equivalents	2,794	4,419	7,319
Funds held by ceding companies	3,538	3,190	2,648
Subtotal	73,081	76,064	104,274
Investment expenses	(3,660)	(4,018)	(4,327)
Net investment income	$69,421	$72,046	$99,947

Net Realized Gains on Investments
The following table sets forth our net realized gains on investments for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Gross realized gains on the sale of investments	$5,372	$27,258	$90,100
Gross realized losses on the sale of investments	-	(15)	(3)
Net realized gains on the sale of investments	5,372	27,243	90,097
Fair value adjustments on trading securities	(2,610)	(3,323)	(1,343)
Net realized gains on investments	$2,762	$23,920	$88,754

Restricted Investments
Certain of our investments are restricted to support our reinsurance operations.  As of December 31, 2014, investments of $5.7 million were pledged to U.S. regulatory authorities and investments of $55.9 million and cash and cash equivalents of $13.0 million were pledged to collateralize obligations under various reinsurance contracts.  We also utilize letters of credit under our credit facilities.  See Note 6 for a description of our cash and cash equivalents held in trust to secure those letters of credit.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
3.	Fair Value Measurements
The accounting guidance related to fair value measurements addresses the recognition and disclosure of fair value measurements where those measurements are either required or permitted by the guidance.  The fair values of our financial assets and liabilities addressed by this guidance are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management's assumptions about what market participants' assumptions would be in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy is comprised of the following three levels:
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
Non-U.S. governments
Level 1 or 2 - The fair values of non-U.S. government securities classified as Level 1 were based on quoted prices in active markets for identical assets.  Non-U.S. government securities classified as Level 2 were based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. Our non-U.S. government bond portfolio consisted of securities issued by governments, provinces, agencies and supranationals.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Corporate bonds
Level 2 - The fair values of corporate bonds were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and industry and economic indicators.
Commercial mortgage-backed securities
Level 2 - The fair values of CMBS classified as Level 2 were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, delinquencies, loss severities and default rates.
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
Cash and cash equivalents
Level 1 or 2 - The fair values of cash and cash equivalents classified as Level 1 were determined based on quoted prices in active markets for identical assets. The fair values of cash and cash equivalents classified as Level 2 were determined based on observable inputs that may include the risk-free yield curve, reported trades and broker-dealer quotes.  Cash and cash equivalents include demand deposits, time deposits, money market instruments and both U.S. Government and non-U.S. government securities.
Reinsurance deposit assets and other reinsurance contracts
Level 3 - The fair value of reinsurance deposit assets and other reinsurance contracts carried at fair value are determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation model.  The significant unobservable inputs may include the expected net cash flows related to the contract, including the expected premium, acquisition expenses and losses, contract period and the relevant discount rate used to present value the net cash flows.  See further discussion below on reinsurance deposit assets.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Fair Value Levels
The following table presents the fair value hierarchy for those financial assets measured at fair value on a recurring basis by the Company as of December 31, 2014 and 2013 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
December 31, 2014:
Investments:
U.S. Government	$49,485	$49,485	$-	$-
U.S. Government agencies	89,327	-	89,327	-
Municipal bonds	1,206,349	-	1,206,349	-
Non-U.S. governments	115,651	49,888	65,763	-
Corporate bonds	210,089	-	210,089	-
Commercial mortgage-backed securities	58,880	-	58,880	-
Residential mortgage-backed securities	124,397	-	124,397	-
Asset-backed securities	18,876	-	15,404	3,472
Total investments	1,873,054	99,373	1,770,209	3,472
Cash and cash equivalents	1,434,984	1,417,431	17,553	-
Reinsurance deposit assets	82,937	-	-	82,937
Total	$3,390,975	$1,516,804	$1,787,762	$86,409

December 31, 2013:
Investments:
U.S. Government	$4,765	$4,765	$-	$-
U.S. Government agencies	51,122	-	51,122	-
Municipal bonds	1,269,247	-	1,269,247	-
Non-U.S. governments	143,909	54,980	88,929	-
Corporate bonds	227,235	-	227,235	-
Commercial mortgage-backed securities	77,491	-	77,491	-
Residential mortgage-backed securities	169,965	-	169,372	593
Asset-backed securities	17,531	-	15,304	2,227
Short -term investments	66,679	8,933	57,746	-
Total investments	2,027,944	68,678	1,956,446	2,820
Cash and cash equivalents	1,464,418	1,464,418	-	-
Reinsurance deposit assets	79,303	-	-	79,303
Total	$3,571,665	$1,533,096	$1,956,446	$82,123

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Cash and cash equivalents included demand deposits and time deposits totaling $98.1 million as of December 31, 2014 and totaling $120.7 million as of December 31, 2013.
Transfers of assets into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers between Levels 1 and 2 during the years ended December 31, 2014 and 2013. The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant inputs with market observable information.
Changes in Level 3 Financial Assets
The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013  ($ in thousands):

	Year Ended December 31, 2014
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of year	$-	$593	$2,227	$79,303	$82,123
Sales, maturities and paydowns	-	(3,207)	(236)	-	(3,443)
Total increase (decrease) in fair value included in net income	-	-	-	3,634	3,634
Total net unrealized gains (losses) included in other comprehensive income (loss)	148	2,899	1,942	-	4,989
Transfers into Level 3	3,768	4,704	3,630	-	12,102
Transfers out of Level 3	(3,916)	(4,989)	(4,091)	-	(12,996)
Balance, end of year	$-	$-	$3,472	$82,937	$86,409

Total increase (decrease) in fair value of the financial assets included in earnings for the year	$-	$-	$-	$3,634	$3,634

	Year Ended December 31, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of year	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(448)	(29)	-	(477)
Total increase (decrease) in fair value included in net income	-	-	-	3,610	3,610
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	799	(4)	-	1,282
Transfers into Level 3	-	4,091	3,984	-	8,075
Transfers out of Level 3	(1,011)	(9,223)	(2,760)	-	(12,994)
Balance, end of year	$-	$593	$2,227	$79,303	$82,123

Total increase (decrease) in fair value of the financial assets included in earnings for the year	$-	$-	$-	$3,610	$3,610

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
The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of December 31, 2014 and December 31, 2013:

	2014	2013
Estimated contract period remaining	834 days	1,193 days
Credit spread above the risk-free rate	1.46%	1.58%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value
Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities not carried at fair value, excluding balances related to insurance contracts.
The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million as of December 31, 2014 and 2013, and had a fair value of $278.6 million and $271.5 million as of December 31, 2014 and 2013, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.
Our remaining assets and liabilities were generally carried at cost or amortized cost, which approximates fair value as of December 31, 2014 and 2013.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
4.	Unpaid Losses and Loss Adjustment Expenses
The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Net unpaid losses and LAE as of January 1,	$1,670,171	$1,957,685	$2,385,659
Net incurred losses and LAE related to:
Current year	311,491	328,136	395,661
Prior years	(128,090)	(160,690)	(212,001)
Net incurred losses and LAE	183,401	167,446	183,660
Net paid losses and LAE related to:
Current year	75,511	58,958	95,808
Prior years	326,673	386,408	524,423
Net paid losses and LAE	402,184	445,366	620,231
Net effects of foreign currency exchange rate changes	(18,500)	(9,594)	8,597
Net unpaid losses and LAE as of December 31,	1,432,888	1,670,171	1,957,685
Reinsurance recoverable on unpaid losses and LAE	2,810	1,194	3,597
Gross unpaid losses and LAE as of December 31,	$1,435,698	$1,671,365	$1,961,282

We report changes in estimates of prior years' unpaid losses and LAE, referred to as net favorable or unfavorable loss development, in our consolidated statements of operations in the period in which we make the change.
The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Net favorable loss development	$(127,633)	$(183,293)	$(235,543)
Increase (decrease) in losses attributable to changes in premium estimates	(457)	22,603	23,542
Net incurred losses and LAE - prior years	$(128,090)	$(160,690)	$(212,001)

Net favorable loss development was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios. Prior years' incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income from the increase or decrease in losses attributable to changes in premium estimates, after considering corresponding changes in premium estimates and acquisition expenses, was not significant.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
The following table sets forth the net favorable loss development by operating segment for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Property and Marine	$(27,382)	$(71,269)	$(45,664)
Casualty	(97,795)	(103,165)	(182,014)
Finite Risk	(2,456)	(8,859)	(7,865)
Net favorable loss development	$(127,633)	$(183,293)	$(235,543)

The Property and Marine segment net favorable loss development included net favorable loss development related to major catastrophe events of $14.1 million, $41.1 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  For the years ended December 31, 2014, 2013 and 2012, the net favorable loss development related to major catastrophe events resulted primarily from events that occurred during 2010 through 2013.  Property and marine net favorable loss development, excluding major catastrophes, for the years ended December 31, 2014, 2013 and 2012 was primarily attributable to the property per risk and catastrophe excess-of-loss (non-major events) classes.
The Casualty segment net favorable loss development included $82.8 million, $98.2 million and $165.8 million attributable to the long-tailed casualty classes for years ended December 31, 2014, 2013 and 2012, respectively.  The majority of the long-tailed casualty net favorable loss development for the years ended December 31, 2014 and 2013 was attributable to the 2011 and prior underwriting years of the claims made, umbrella and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2012 was attributable to the 2009 and prior underwriting years of the claims made, umbrella, casualty occurrence and international casualty classes.
The Finite Risk segment net favorable loss development was offset by additional profit commissions of $1.9 million, $7.1 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The net favorable loss development for the years ended December 31, 2014, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.
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
5.	Retrocessional Reinsuranc
During 2014, 2013 and 2012, our retrocessional reinsurance was primarily purchased by Platinum Bermuda which entered into various industry loss warranty reinsurance agreements that provided retrocessional coverage for catastrophic events in North America, Europe and Japan.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Assumed:
Premiums written	$509,127	$579,761	$569,724
Premium earned	522,747	567,682	576,920
Losses and LAE	185,024	164,565	183,376

Ceded:
Premiums written	(17,059)	(12,640)	(4,724)
Premium earned	(16,111)	(14,269)	(10,424)
Losses and LAE	(1,623)	2,881	284

Net:
Premiums written	492,068	567,121	565,000
Premium earned	506,636	553,413	566,496
Losses and LAE	$183,401	$167,446	$183,660

We remain liable for ceded losses and LAE to the extent that our retrocessionaires do not meet their obligations under these agreements.  The failure of retrocessionaires to meet their obligations would result in losses to us.  Therefore, we consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them and routinely monitor the financial performance and rating status of all material retrocessionaires.  We generally obtain retrocessional coverage from companies rated "A-" or better by A.M. Best Company, Inc. ("A.M. Best") unless the retrocessionaire's obligations are collateralized.  We believe our retrocessionaires are able to meet, and will meet, all of their obligations under the agreements as of December 31, 2014.  We have recorded no provisions for unrecoverable reinsurance as of December 31, 2014 and 2013.
6.	Debt Obligations and Credit Facilities
Debt Obligations
As of December 31, 2014, Platinum Finance had outstanding debt obligations consisting of an aggregate principal amount of $250.0 million of Series B 7.5% Notes due June 1, 2017, fully and unconditionally guaranteed by Platinum Holdings.  Interest is payable on the debt obligations on each of June 1 and December 1.  Platinum Finance may redeem the debt obligations, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a "make-whole" provision.
Credit Facilities
Syndicated Credit Facility
On April 9, 2014, we entered into an amended and restated credit facility with various financial institutions (the "Syndicated Credit Facility").  The Syndicated Credit Facility is a four-year, $300.0 million secured senior credit facility available for letters of credit ("LOC"), with a sublimit of $100.0 million for revolving borrowings.  LOC and borrowings under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of each Platinum entity under the Syndicated Credit Facility.

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
Platinum Bermuda has an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $10.9 million committed under this facility as of December 31, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.
We had no revolving borrowings under the Syndicated Credit Facility during the years ended December 31, 2014 and 2013.  The following table summarizes the outstanding LOC as of December 31, 2014 ($ in thousands):

	Credit Capacity	Letters of Credit Issued (1)	Credit Capacity Remaining
Syndicated Credit Facility	$300,000	$85,509	$214,491
Other LOC Facilities	375,000	27,757	347,243
Total	$675,000	$113,266	$561,734

(1)	Cash and cash equivalents of $131.3 million were held to collateralize LOC issued as of December 31, 2014.
The credit capacity of $675.0 million consists of $410.9 million of committed capacity and $264.1 million of uncommitted capacity.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.  We are in compliance with all of the covenants under our credit facilities.
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
Platinum Holdings has subsidiaries based in the United States and Ireland that are subject to the tax laws thereof.  The operations of Platinum US, Platinum Finance and PASI are subject to U.S. federal income taxes generally at a rate of 35%.  Any of our non-U.S. subsidiaries could become subject to U.S. federal income tax only to the extent that they derive (i) U.S. source income that is subject to U.S. withholding tax or (ii) income from activity that is deemed to be the conduct of a trade or business within the U.S.  We do not consider our non-U.S. subsidiaries to be engaged in a trade or business within the U.S. and, therefore, do not believe that our non-U.S. subsidiaries are subject to U.S. federal income tax.  However, there is little legal precedent as to what constitutes being engaged in a trade or business within the U.S. and, thus, there exists the possibility that the U.S. Internal Revenue Service could assert claims that our non-U.S. subsidiaries are engaged in a trade or business in the U.S. and attempt to assess taxes that are not provided for.
Dividends or other distributions from Platinum Finance, our intermediate holding company based in the U.S., to Platinum Regency, its Irish parent, are subject to U.S. withholding tax.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
The consolidated federal income tax returns of our U.S.-based subsidiaries for 2010 and subsequent calendar years remain subject to examination.  The U.S. Internal Revenue Service recently commenced an examination of the 2011 consolidated federal income tax return.
Under current Irish law, Platinum Regency is taxed at a 25% corporate income tax rate on non-trading income and a 12.5% corporate income tax rate on trading income.  Subject to meeting certain requirements, there is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.  The tax returns that remain open for Platinum Regency are for calendar years 2010 and later.
The following table presents our income before income taxes by jurisdiction for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Bermuda	$123,371	$151,289	$272,163
United States	58,851	106,869	80,322
Ireland and other	(220)	(153)	(261)
Income before income taxes	$182,002	$258,005	$352,224

The following table presents our current and deferred income taxes for the years ended years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Current tax expense	$12,317	$24,708	$16,205
Deferred tax expense	4,917	10,019	8,791
Income tax expense	$17,234	$34,727	$24,996

The following table presents a reconciliation of expected income taxes, computed by applying the tax rate of  0% under Bermuda law to income before income taxes, to income tax expense for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Expected income tax expense at 0%	$-	$-	$-
Foreign taxes at local expected rates:
United States	20,598	37,404	28,113
Ireland and other	(55)	(38)	(60)
Tax exempt investment income	(5,248)	(4,745)	(4,470)
U.S. state taxes, net of U.S. federal tax benefit	459	455	355
Prior year adjustment	-	-	(305)
Non-deductible expenses and other	1,480	1,651	1,363
Income tax expense	$17,234	$34,727	$24,996

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 ($ in thousands):

	2014	2013
Deferred tax assets:
Unpaid losses and LAE	$29,598	$34,365
Unearned premiums	6,340	7,136
Temporary differences in recognition of expenses	3,210	3,178
Total deferred tax assets	$39,148	$44,679

Deferred tax liabilities:
Deferred acquisition costs	$8,579	$9,333
Unrealized gains on investments	12,598	9,898
Other	448	307
Total deferred tax liabilities	21,625	19,538
Net deferred tax assets	$17,523	$25,141

The deferred tax assets and liabilities as of December 31, 2014 and 2013 were all related to U.S. income tax.  To evaluate the recoverability of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was established as of December 31, 2014 and 2013.
8.	Shareholders' Equity
Common Shares
Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value.  The following table reconciles the beginning and ending balance of common shares issued and outstanding for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Shares issued and outstanding, beginning of year	28,143	32,722	35,526
Options exercised	12	685	170
Restricted shares issued (1)	41	(13)	(5)
Restricted share units issued	204	109	120
Shares repurchased	(3,559)	(5,360)	(3,089)
Shares issued and outstanding, end of year	24,841	28,143	32,722

(1)	Restricted shares issued are net of forfeitures and cancelations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Preferred Shares
Platinum Holdings is authorized to issue up to 25,000,000 preferred shares, $0.01 par value.  There were no preferred shares outstanding for the years ended December 31, 2014, 2013 and 2012.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.
The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014
	Pre-tax	Tax	Net of tax
Balance, beginning of year	$57,982	$(9,898)	$48,084
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(991)	1	(990)
Change in net unrealized gains and losses on all other securities	52,828	(3,571)	49,257
Total change in net unrealized gains and losses	51,837	(3,570)	48,267

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(5,372)	871	(4,501)
Net impairment losses on investments	840	(1)	839
Total reclassifications to net income	(4,532)	870	(3,662)

Other comprehensive income (loss)	47,305	(2,700)	44,605
Balance, end of year	$105,287	$(12,598)	$92,689

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

	2013
	Pre-tax	Tax	Net of tax
Balance, beginning of year	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(631)	11	(620)
Change in net unrealized gains and losses on all other securities	(76,152)	8,734	(67,418)
Total change in net unrealized gains and losses	(76,783)	8,745	(68,038)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(27,243)	3,675	(23,568)
Net impairment losses on investments	2,033	(33)	2,000
Total reclassifications to net income	(25,210)	3,642	(21,568)

Other comprehensive income (loss)	(101,993)	12,387	(89,606)
Balance, end of year	$57,982	$(9,898)	$48,084

	2012
	Pre-tax	Tax	Net of tax
Balance, beginning of year	$168,861	$(22,226)	$146,635
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	211	99	310
Change in net unrealized gains and losses on all other securities	77,652	(5,508)	72,144
Total change in net unrealized gains and losses	77,863	(5,409)	72,454

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(89,780)	5,652	(84,128)
Net impairment losses on investments	3,031	(302)	2,729
Total reclassifications to net income	(86,749)	5,350	(81,399)

Other comprehensive income (loss)	(8,886)	(59)	(8,945)
Balance, end of year	$159,975	$(22,285)	$137,690

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):
	2014	2013	2012
Revenue:
Net realized gains on investments	$(5,372)	$(27,243)	$(89,780)
Net impairment losses on investments	840	2,033	3,031

Income tax expense	$870	$3,642	$5,350

Share Repurchases
Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2014, 2013 and 2012 ($ in thousands, except per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2014	3,558,690	$60.61	$215,684
2013	5,360,266	56.58	303,294
2012	3,088,589	$37.46	$115,702

(1)	Including commissions.
The shares we repurchased were canceled.  As of December 31, 2014, we had $110.1 million remaining under the share repurchase program.
9.	Statutory Regulations and Dividend Restrictions
Statutory Regulations
Group Supervision of the Company
The Bermuda Monetary Authority is the group supervisor of the Company.  The laws and regulations of Bermuda require that the Company maintain a minimum amount of group statutory capital and surplus based on the enhanced capital requirement.  As of December 31, 2014, the Company's enhanced capital requirement is 60% of the amount calculated using the group standardized risk-based capital model of the Bermuda Monetary Authority.  The Company is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight.  As of December 31, 2014, the amount of group statutory capital and surplus maintained by the Company satisfied these regulatory requirements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
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
Our reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities in the jurisdictions in which they operate.  The common adjustments from U.S. GAAP financial statements to statutory basis financial statements include eliminating deferred acquisition costs, prepaid assets and fixed assets and presenting reinsurance assets and liabilities net of retrocessional reinsurance.  Also, in the United States, bonds are generally recorded at amortized cost and deferred income tax is charged directly to equity.  In preparing our statutory basis financial statements, we have used statutory accounting practices that are prescribed by the relevant regulatory authorities.  Furthermore, the Bermuda Monetary Authority has permitted the use of deposit accounting for our reinsurance deposit assets, which aligns with U.S. GAAP, and has no effect on Platinum Bermuda's statutory capital and surplus.  Platinum Bermuda has also received approval from the Bermuda Monetary Authority to reduce the standard risk-based capital factor applicable to the reinsurance deposit assets.  The Maryland Insurance Administration recently commenced an examination of the statutory basis financial statements of Platinum US as of December 31, 2013.
The following table sets forth the actual statutory capital and surplus for our reinsurance subsidiaries and the corresponding minimum capital adequacy levels noted above as of December 31, 2014 and 2013 ($ in thousands):
	2014	2013
Actual statutory capital and surplus:
Platinum Bermuda	$981,136	$1,057,281
Platinum US	$531,368	$549,242

Required statutory capital and surplus:
Platinum Bermuda	$248,758	$327,221
Platinum US	$242,670	$258,528

Total statutory net income of our reinsurance subsidiaries was $209.0 million, $264.0 million, and $364.3 million for the years ended December 31, 2014, 2013 and 2012.
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
Dividend Restrictions on Platinum Holdings
Platinum Holdings receives dividends and other distributions from its subsidiaries as a source of liquidity and to fund the payment of dividends to its shareholders.  Distributions to Platinum Holdings from its subsidiaries may be restricted as described below.  Pursuant to the terms of the Merger Agreement, Platinum Holdings is prohibited from declaring and paying any dividend or making other distributions on its share capital, other than dividends or distributions paid by a wholly owned subsidiary to it or its subsidiaries and quarterly cash dividends in the ordinary course of business on Platinum Holdings' common shares with record and payment dates consistent with past practice, in an amount not to exceed $0.08 per share per quarter.  There are no other significant restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
On February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a quarterly dividend of $0.08 per common share.  The quarterly dividend would be payable on March 31, 2015 to shareholders of record on March 2, 2015 and is conditioned on the Merger not having been consummated on or prior to March 31, 2015.
In addition, on February 10, 2015, Platinum Holdings' board of directors declared, subject to certain conditions, a special dividend of $10.00 per common share in connection with its pending Merger by RenaissanceRe.  The special dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to shareholders of record at the close of business on the last business day prior to the closing date.  The special dividend is conditioned on the Merger having been approved by the shareholders of the Company at a special meeting of its shareholder on February 27, 2015 (or any adjournment or postponement thereof).  The Merger is subject to the approval of shareholders of Platinum and the satisfaction of customary closing conditions.  There can be no assurance that all closing such conditions will be satisfied and thus there is no assurance that the merger will occur.
Dividend Restrictions on Subsidiaries
The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance.
For 2015, Platinum Bermuda is generally restricted from declaring and paying dividends of more than 25% of its statutory capital and surplus as of December 31, 2014 unless an affidavit is filed with the Bermuda Monetary Authority stating it will continue to meet its capital and liquidity requirements.  During 2015, the maximum amount available for the payment of dividends by Platinum Bermuda without filing an affidavit is $245.3 million.  On January 14, 2015, Platinum Bermuda paid a dividend of $240.0 million to Platinum Holdings.
Platinum US is required to notify its regulator, the Maryland Insurance Administration, 10 days prior to the payment of an ordinary dividend and 30 days prior to the payment of an extraordinary dividend.  During 2014, Platinum US utilized its ordinary dividend capacity and paid an extraordinary dividend.  In 2015, Platinum US will have an ordinary dividend capacity of $27.2 million.
During the year ended December 31, 2014, dividends of $339.0 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $264.0 million was paid by Platinum Bermuda to Platinum Holdings and $75.0 million was paid by Platinum US to Platinum Finance.
There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.  Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has "profits available for distribution".  The determination of whether a company has profits available for distribution is based on its accumulated profits, not previously distributed or capitalized, less its accumulated realized losses, not previously used as a reduction from capital.
10.	Operating Segment Information
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
Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting segments, net foreign currency exchange gains or losses, interest expense and other income and expense.
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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes underwriting income or loss and related underwriting ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$207,867	$259,809	$24,392	$492,068
Net premiums earned	211,640	267,224	27,772	506,636
Net losses and loss adjustment expenses	69,779	95,080	18,542	183,401
Net acquisition expenses	40,074	66,404	7,326	113,804
Other underwriting expenses	31,087	22,022	1,310	54,419
Segment underwriting income (loss)	$70,700	$83,718	$594	155,012

Net investment income				69,421
Net realized gains on investments				2,762
Net impairment losses on investments				(840)
Other income (expense)				3,180
Corporate expenses not allocated to segments				(28,890)
Net foreign currency exchange (losses) gains				512
Interest expense				(19,155)
Income before income taxes				$182,002

Underwriting ratios:
Net loss and loss adjustment expense	33.0%	35.6%	66.8%	36.2%
Net acquisition expense	18.9%	24.8%	26.4%	22.5%
Other underwriting expense	14.7%	8.2%	4.7%	10.7%
Combined	66.6%	68.6%	97.9%	69.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
	2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$229,507	$295,668	$41,946	$567,121
Net premiums earned	222,010	297,888	33,515	553,413
Net losses and loss adjustment expenses	34,421	115,888	17,137	167,446
Net acquisition expenses	38,342	71,648	13,777	123,767
Other underwriting expenses	30,898	23,149	1,439	55,486
Segment underwriting income (loss)	$118,349	$87,203	$1,162	206,714

Net investment income				72,046
Net realized gains on investments				23,920
Net impairment losses on investments				(2,033)
Other income (expense)				3,477
Corporate expenses not allocated to segments				(27,228)
Net foreign currency exchange (losses) gains				234
Interest expense				(19,125)
Income before income taxes				$258,005

Underwriting ratios:
Net loss and loss adjustment expense	15.5%	38.9%	51.1%	30.3%
Net acquisition expense	17.3%	24.1%	41.1%	22.4%
Other underwriting expense	13.9%	7.8%	4.3%	10.0%
Combined	46.7%	70.8%	96.5%	62.7%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
	2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$256,182	$287,112	$21,706	$565,000
Net premiums earned	253,604	294,122	18,770	566,496
Net losses and loss adjustment expenses	132,580	43,763	7,317	183,660
Net acquisition expenses	34,342	68,987	12,108	115,437
Other underwriting expenses	31,140	22,937	1,105	55,182
Segment underwriting income (loss)	$55,542	$158,435	$(1,760)	212,217

Net investment income				99,947
Net realized gains on investments				88,754
Net impairment losses on investments				(3,031)
Other income (expense)				(239)
Corporate expenses not allocated to segments				(25,271)
Net foreign currency exchange (losses) gains				(1,055)
Interest expense				(19,098)
Income (loss) before income taxes				$352,224

Underwriting ratios:
Net loss and loss adjustment expense	52.3%	14.9%	39.0%	32.4%
Net acquisition expense	13.5%	23.5%	64.5%	20.4%
Other underwriting expense	12.3%	7.8%	5.9%	9.7%
Combined	78.1%	46.2%	109.4%	62.5%

The following table presents our net premiums written for the years ended December 31, 2014, 2013 and 2012 by geographic location of the ceding company ($ in thousands):

	2014	2013	2012
United States	$386,743	$444,110	$441,762
International	105,325	123,011	123,238
Total	$492,068	$567,121	$565,000

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
11.	Share Incentive Compensation and Defined Contribution Retirement Plans
Share Incentive Compensation
We have a share incentive plan under which our employees and directors may be granted options, restricted shares, restricted share units, share appreciation rights, or other rights to acquire shares.  Upon effectiveness, our Amended and Restated 2010 Share Incentive Plan (the "Plan") had an aggregate of 3,572,977 common shares available and reserved for issuance, which was comprised of 3,100,000 common shares as set forth in the Plan, plus authorized and unissued shares that remained available under a previous share incentive plan.
The following table provides the total share-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Restricted share units:
Service-based awards	$4,420	$4,198	$3,974
Performance-based awards	6,299	6,264	2,810
Market-based awards	3,369	3,173	1,617
Restricted shares	357	883	1,666
Share options	-	-	70
Share based compensation expense	14,445	14,518	10,137
Tax benefit	(2,562)	(2,560)	(1,829)
Share based compensation expense, net of taxes	$11,883	$11,958	$8,308

As of December 31, 2014, there was $17.3 million of total unrecognized compensation cost related to restricted share units and restricted shares.  This included $6.6 million for service-based awards, $0.1 million for equity-classified performance-based awards, $5.8 million for liability-classified performance-based awards, $2.6 million for market-based awards, and $2.2 million for restricted share awards that will be recognized over a weighted average period of 1.0 years, 0.5 years, 0.9 years, 1.0 years, and 1.6 years, respectively.  There was no unrecognized compensation cost related to share options.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(i)  Restricted Share Units
Service-Based Awards
Service-based restricted share units generally vest annually over a four year period.  Service-based restricted share units granted to non-employee directors vest after one year.
The following table sets forth information regarding these awards as of and for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	235	$42.96	263	$37.36	280	$37.17
Granted	76	56.25	82	51.60	128	36.02
Vested	(100)	42.28	(110)	35.96	(126)	35.46
Forfeited	-	-	-	-	(19)	38.09
Outstanding - end of year	211	$48.09	235	$42.96	263	$37.36

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The fair value at the grant date was $4.3 million, $4.2 million and $4.6 million in 2014, 2013 and 2012, respectively.

Performance-Based Awards
Performance-based awards of restricted share units made pursuant to the executive incentive plan may be settled in shares or cash.  The executive incentive plan utilizes shares reserved under the Plan for share-settled awards.  Performance-based awards generally vest on the third anniversary of the grant date and are based on either the average annual return on equity over three years or the average change in adjusted fully converted book value per share ("Average Change in Adjusted FCBVPS") over three years.
For awards granted prior to July 2014, the performance adjustment is calculated based on the average annual return on equity over three years.  For awards granted in 2012 and later, an average return on equity between 4% and 15% or more results in a settlement of 25% to 150% of the initial award.  In addition, there is a minimum payout of 8.33% of the share units granted for each year of the three-year performance period that the average return on equity is 4% or more.
For awards granted in July 2014, the performance adjustment is calculated based on the Average Change in Adjusted FCBVPS over three years.  An Average Change in Adjusted FCBVPS between 4.3% and 8.6% results in a settlement of 40% to 100%.  An Average Change in Adjusted FCBVPS between 8.6% and 12.9% or more results in a settlement of 100% to 150%.
For the years ended December 31, 2014, 2013 and 2012, our executives earned 130,709 share units for certain of the 2012 grants, 24,873 share units for certain of the 2012 and all of the 2011 grants, and 19,761 share units for certain of the 2012 and all of the 2010 grants, respectively.  These share units vested subsequent to their respective year end.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
a) Equity-Classified Awards:
Restricted share units under our executive incentive plan that are settled in common shares are classified as equity awards.  The following table sets forth information regarding these awards for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	32	$39.79	43	$36.13	19	$28.65
Granted	-	-	6	51.17	31	35.95
Vested	(13)	36.65	(18)	36.30	(20)	28.65
Forfeited	-	-	-	-	-	-
Performance adjustment	(1)	45.44	1	44.00	13	35.87
Outstanding - end of year	18	$41.42	32	$39.79	43	$36.13

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The grant date fair value was $0.3 million and $1.1 million in 2013 and 2012, respectively.  There were no equity-classified restricted share units granted under our executive incentive plan in 2014.
During 2012, we granted additional executive incentive plan awards, to be settled in shares, 50% of which vested in 2013 and 50% of which vested in 2014, based on our performance during 2012 and 2013, respectively.  A return on equity of 4% or more in each year resulted in full settlement of the grants.
b) Liability-Classified Awards:
Restricted share units under our executive incentive plan that are settled in cash are classified as liability awards.  The following table sets forth information regarding these awards as of and for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	220	$42.27	125	$35.95	-	$-
Granted	81	56.95	65	51.60	83	35.95
Vested	(12)	43.67	-	-	-	-
Forfeited	-	-	-	-	-	-
Performance adjustment	(34)	52.04	30	48.30	42	35.95
Outstanding - end of year	255	$45.60	220	$42.27	125	$35.95

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The grant date fair value was $4.6 million, $3.3 million and $3.0 million in 2014, 2013 and 2012, respectively.
In addition to the performance conditions, the fair value of liability-classified awards is adjusted at the end of each reporting date by multiplying the closing share price at the reporting date by the number of share units outstanding.
Market-Based Awards
In 2012 and 2013, we issued market share units, a form of restricted share units, to executives under the Plan.  Market share units generally have a three-year vesting period and the actual number of common shares that each participant will receive upon vesting of the awards is based on a market-based multiplier.  These awards will be settled in common shares and are equity-classified.
The following table sets forth information regarding these awards as of and for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	319	$45.64	223	$41.93	-	$-
Granted	-	-	57	61.58	173	41.93
Vested	(134)	40.43	-	-	-	-
Forfeited	-	-	-	-	-	-
Market adjustment	13	61.58	39	44.12	50	41.93
Outstanding - end of year	198	$50.22	319	$45.64	223	$41.93
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

The grant date fair value of market share units is based on a Monte Carlo simulated fair value per share unit at the grant date multiplied by the number of share units granted.  The Monte Carlo simulation used the following weighted average assumptions for awards granted during the years ended December 31, 2013 and 2012:

	2013	2012
Dividend yield	0.6%	0.9%
Risk free interest rate	0.6%	0.3%
Expected volatility - historical	23.4%	24.9%
Initial average share price	$57.19	$35.17
Weighted average grant fair value	$61.58	$41.93

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The market adjustment reflects the change during the year in the market-based multiplier for each grant.  The market-based multiplier equals our average closing share price for the 20 trading days preceding the reporting date divided by the average closing share price for the last 20 trading days of the quarter preceding the grant date (the "initial average share price").

The following table sets forth information regarding the market-based multipliers for the 2013 and 2012 grant years for these awards for the years ended December 31, 2014, 2013 and 2012:

	Grant Year
	2013	2012
Multiplier - initial	100%	100%
Change in multiplier - 2012	-	29%
Change in multiplier - 2013	6%	21%
Change in multiplier - 2014	23%	-
Multiplier - reporting date	129%	150%

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
(ii)  Restricted Shares
Restricted shares vest annually over a three-year period.
The following table sets forth information regarding these awards as of and for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	-	$-	73	$36.50	146	$36.50
Granted	41	61.83	-	-	-	-
Vested	-	-	(73)	36.50	(73)	36.50
Forfeited	-	-	-	-	-	-
Outstanding - end of year	41	$61.83	-	$-	73	$36.50

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The grant date fair value of restricted shares is based on the grant date share price multiplied by the number of shares granted.  The fair value at the grant date was $2.6 million in 2014.  There were no restricted shares granted in 2013 or 2012.

(iii)  Share options
There have been no share options granted since 2008.  Option awards generally vest over a three or four year period and expire ten years from the date of grant.
The following table sets forth information regarding these awards as of and for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except weighted average exercise prices):

	As of and for the Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	148	$33.81	833	$33.25	1,030	$31.90
Granted	-	-	-	-	-	-
Exercised	(12)	33.23	(685)	33.13	(170)	26.67
Forfeited	-	-	-	-	(27)	23.47
Outstanding - end of year	136	33.86	148	33.81	833	33.25
Options exercisable at year end	136	$33.86	148	$33.81	833	$33.25

All outstanding options are exercisable and the weighted average remaining contractual term was 2.7 years as of December 31, 2014.

The following table presents the intrinsic and fair values of the options exercised and vested during the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Intrinsic value of options exercised (1)	$384	$15,922	$2,511
Fair value of options exercised (2)	112	5,948	1,331
Fair value of options vested (2)	$-	$-	$488

(1)	Represents the difference between the market value and exercise price on the date of exercise.
(2)	Based on the Black-Scholes option pricing model.
Defined Contribution Retirement Plans
The Company's employees are eligible for retirement benefits through defined contribution retirement plans.  The Company and employees contribute an amount equal to a specified percentage of each employee's salary.    Expenses related to the defined contribution plans were $2.3 million, $2.3 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
12.	Earnings Per Common Share
The following is a reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2014, 2013 and 2012 ($ and amounts in thousands, except per share data):

	2014	2013	2012
Earnings
Basic and Diluted
Net income attributable to common shareholders	$164,768	$223,278	$327,228
Portion allocated to participating common shareholders (1)	(107)	(293)	(1,076)
Net income allocated to common shareholders	$164,661	$222,985	$326,152

Common Shares
Basic
Weighted average common shares outstanding	26,207	29,909	33,714
Diluted
Weighted average common shares outstanding	26,207	29,909	33,714
Effect of dilutive securities:
Common share options	54	150	171
Restricted share units	263	275	96
Adjusted weighted average common shares outstanding	26,524	30,334	33,981

Earnings Per Common Share
Basic earnings per common share	$6.28	$7.46	$9.67
Diluted earnings per common share	$6.21	$7.35	$9.60

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.
13.	Commitments and Contingencies
Lease Commitments
The following table presents our future minimum annual lease commitments under various non-cancelable operating leases for our facilities ($ in thousands):

Years Ending December 31,
2015	$2,589
2016	2,452
2017	2,455
2018	2,421
2019	2,423
Thereafter	8,916
Total	$21,256

Operating lease expense was $2.4 million, $3.7 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Employment Agreements
The Company has entered into employment agreements with certain employees.  These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based awards, the reimbursement of certain expenses, as well as certain severance provisions.
Other Operating Agreements
The Company has entered into service agreements and other contracts that provide for business and information technology support and service, investment accounting services and other costs related to doing business.  Future payments under these contracts amount to $1.3 million, $1.2 million and $1.2 million in 2015, 2016 and 2017 and thereafter, respectively.
Brokers
The Company writes business through direct relationships with reinsurance brokers.  Based on in-force premiums written as of December 31, 2014, the brokers we derived the largest portion of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were Aon Benfield for 28%, Marsh & McLennan Companies for 25%, Willis Group Holdings for 16% and Jardine Lloyd Thompson Group plc for 13%. The loss of business relationships with any of these brokers could have a material adverse effect on our business.
Concentrations of Credit Risk
The areas where significant concentration of credit risk may exist principally include investments, cash and cash equivalents, amounts due from investment brokers from the sales of securities, reinsurance premiums receivable, reinsurance recoverable, funds held by ceding companies and reinsurance deposit assets.  Also, certain of our assets are pledged to collateralize obligations under various reinsurance contracts and are held by ceding companies.  The Company limits the amount of credit exposure to any one counterparty and none of the Company's counterparty credit exposures, excluding U.S. Government instruments, exceeded 10% of shareholders' equity as of December 31, 2014.  In addition, credit risk exists should any of our brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances owed to and by the Company.
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
On January 16, 2015, Platinum Holdings' board of directors received a letter from counsel to a purported shareholder of Platinum Holdings, alleging certain breaches of fiduciary duties by the board members in connection with the negotiation and approval of the Merger Agreement, demanding that Platinum Holdings' board of directors take certain actions and reserving the right to commence legal action against Platinum Holdings and its board of directors.  In addition, several law firms have issued press releases announcing "investigations of the Merger" raising similar allegations and referencing similar potential litigation.  Any such lawsuit would be expected to seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
14.	Quarterly Financial Data (Unaudited)
The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2014 and 2013 is unaudited.  However, in the opinion of management, all necessary adjustments have been made (consisting of normal recurring adjustments) to present fairly the results of operations for such periods ($ and amounts in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Net premiums earned	$126,075	$129,463	$124,825	$126,273
Net investment income	16,561	17,523	17,645	17,692
Net realized gains (losses) on investments	764	3,109	(596)	(515)
Net losses and LAE	39,849	66,178	50,865	26,509
Net acquisition expenses	30,413	28,042	27,848	27,501
Operating expenses	24,985	18,607	21,434	18,283
Net income	$35,728	$29,125	$36,180	$63,735
Earnings per common share:
Basic	$1.44	$1.13	$1.36	$2.30
Diluted	$1.42	$1.12	$1.34	$2.27
Average common shares outstanding:
Basic	24,793	25,731	26,577	27,765
Diluted	25,090	26,002	26,928	28,109

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Net premiums earned	$148,267	$135,360	$142,933	$126,853
Net investment income	17,936	17,758	17,808	18,544
Net realized gains (losses) on investments	(778)	(306)	11,686	13,318
Net losses and LAE	46,639	44,142	62,667	13,998
Net acquisition expenses	32,560	30,675	30,313	30,219
Operating expenses	23,019	20,672	19,718	19,305
Net income	$48,623	$38,285	$49,854	$86,516
Earnings per common share:
Basic	$1.73	$1.34	$1.63	$2.67
Diluted	$1.71	$1.32	$1.61	$2.63
Average common shares outstanding:
Basic	28,097	28,655	30,571	32,373
Diluted	28,492	29,065	30,970	32,838

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
15.	Condensed Consolidating Financial Information
As described in Note 6, Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.
The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

Condensed Consolidating Balance Sheet
December 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$45,085	$1,827,969	$-	$1,873,054
Investment in subsidiaries	1,627,917	595,769	638,426	(2,862,112)	-
Cash and cash equivalents	113,773	248,130	1,073,081	-	1,434,984
Reinsurance assets	-	-	247,495	-	247,495
Inter-company receivables	11,246	-	435	(11,681)	-
Other assets	2,253	1,158	128,145	-	131,556
Total assets	$1,755,189	$890,142	$3,915,551	$(2,873,793)	$3,687,089
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,597,304	$-	$1,597,304
Debt obligations	-	250,000	-	-	250,000
Inter-company payables	-	31	11,650	(11,681)	-
Other liabilities	17,164	1,685	82,911	-	101,760
Total liabilities	$17,164	$251,716	$1,691,865	$(11,681)	$1,949,064

Shareholders' Equity
Common shares	$248	$-	$8,000	$(8,000)	$248
Additional paid-in capital	2,415	216,038	2,025,646	(2,241,684)	2,415
Accumulated other comprehensive income	92,689	23,398	116,085	(139,483)	92,689
Retained earnings	1,642,673	398,990	73,955	(472,945)	1,642,673
Total shareholders' equity	$1,738,025	$638,426	$2,223,686	$(2,862,112)	$1,738,025
Total liabilities and shareholders' equity	$1,755,189	$890,142	$3,915,551	$(2,873,793)	$3,687,089

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet
December 31, 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$506,636	$-	$506,636
Net investment income (expense)	34	(186)	69,573	-	69,421
Net realized gains (losses) on investments	-	-	2,762	-	2,762
Net impairment losses on investments	-	-	(840)	-	(840)
Other income (expense)	5,672	-	(2,492)	-	3,180
Total revenue	5,706	(186)	575,639	-	581,159

Expenses:
Net losses and loss adjustment expenses	-	-	183,401	-	183,401
Net acquisition expenses	-	-	113,804	-	113,804
Operating expenses	29,206	192	53,911	-	83,309
Net foreign currency exchange losses (gains)	-	-	(512)	-	(512)
Interest expense	-	19,155	-	-	19,155
Total expenses	29,206	19,347	350,604	-	399,157
Income (loss) before income taxes	(23,500)	(19,533)	225,035	-	182,002
Income tax expense (benefit)	-	(6,696)	23,930	-	17,234
Income (loss) before equity in earnings of subsidiaries	(23,500)	(12,837)	201,105	-	164,768
Equity in earnings of subsidiaries	188,268	54,455	41,618	(284,341)	-
Net income	$164,768	$41,618	$242,723	$(284,341)	$164,768

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$553,413	$-	$553,413
Net investment income (expense)	24	(85)	72,107	-	72,046
Net realized gains (losses) on investments	-	-	23,920	-	23,920
Net impairment losses on investments	-	-	(2,033)	-	(2,033)
Other income (expense)	6,737	4	(3,264)	-	3,477
Total revenue	6,761	(81)	644,143	-	650,823

Expenses:
Net losses and loss adjustment expenses	-	-	167,446	-	167,446
Net acquisition expenses	-	-	123,767	-	123,767
Operating expenses	26,313	145	56,256	-	82,714
Net foreign currency exchange losses (gains)	-	-	(234)	-	(234)
Interest expense	-	19,125	-	-	19,125
Total expenses	26,313	19,270	347,235	-	392,818
Income (loss) before income taxes	(19,552)	(19,351)	296,908	-	258,005
Income tax expense (benefit)	-	(6,307)	41,034	-	34,727
Income (loss) before equity in earnings of subsidiaries	(19,552)	(13,044)	255,874	-	223,278
Equity in earnings of subsidiaries	242,830	85,185	72,141	(400,156)	-
Net income	$223,278	$72,141	$328,015	$(400,156)	$223,278

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$566,496	$-	$566,496
Net investment income (expense)	10	(24)	99,961	-	99,947
Net realized gains (losses) on investments	-	-	88,754	-	88,754
Net impairment losses on investments	-	-	(3,031)	-	(3,031)
Other income (expense)	5,481	3	(5,723)	-	(239)
Total revenue	5,491	(21)	746,457	-	751,927

Expenses:
Net losses and loss adjustment expenses	-	-	183,660	-	183,660
Net acquisition expenses	-	-	115,437	-	115,437
Operating expenses	24,733	233	55,487	-	80,453
Net foreign currency exchange losses (gains)	-	-	1,055	-	1,055
Interest expense	-	19,098	-	-	19,098
Total expenses	24,733	19,331	355,639	-	399,703
Income (loss) before income taxes	(19,242)	(19,352)	390,818	-	352,224
Income tax expense (benefit)	-	(6,477)	31,473	-	24,996
Income (loss) before equity in earnings of subsidiaries	(19,242)	(12,875)	359,345	-	327,228
Equity in earnings of subsidiaries	346,470	68,165	55,290	(469,925)	-
Net income	$327,228	$55,290	$414,635	$(469,925)	$327,228

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Net income	$164,768	$41,618	$242,723	$(284,341)	$164,768
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(991)	-	(991)
Change in net unrealized gains and losses on all other securities	-	(2)	52,830	-	52,828
Total change in net unrealized gains and losses	-	(2)	51,839	-	51,837

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(5,372)	-	(5,372)
Net impairment losses on investments	-	-	840	-	840
Total reclassifications to net income	-	-	(4,532)	-	(4,532)

Other comprehensive income (loss) before income taxes	-	(2)	47,307	-	47,305
Income tax benefit (expense)	-	1	(2,701)	-	(2,700)
Other comprehensive income (loss)	-	(1)	44,606	-	44,605
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	44,605	5,017	5,016	(54,638)	-
Comprehensive income	$209,373	$46,634	$292,345	$(338,979)	$209,373

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Net income	$223,278	$72,141	$328,015	$(400,156)	$223,278
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(631)	-	(631)
Change in net unrealized gains and losses on all other securities	-	(2)	(76,150)	-	(76,152)
Total change in net unrealized gains and losses	-	(2)	(76,781)	-	(76,783)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(27,243)	-	(27,243)
Net impairment losses on investments	-	-	2,033	-	2,033
Total reclassifications to net income	-	-	(25,210)	-	(25,210)

Other comprehensive income (loss) before income taxes	-	(2)	(101,991)	-	(101,993)
Income tax benefit (expense)	-	-	12,387	-	12,387
Other comprehensive income (loss)	-	(2)	(89,604)	-	(89,606)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(89,606)	(23,002)	(23,004)	135,612	-
Comprehensive income	$133,672	$49,137	$215,407	$(264,544)	$133,672

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Net income	$327,228	$55,290	$414,635	$(469,925)	$327,228
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	211	-	211
Change in net unrealized gains and losses on all other securities	-	(6)	77,658	-	77,652
Total change in net unrealized gains and losses	-	(6)	77,869	-	77,863

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(89,780)	-	(89,780)
Net impairment losses on investments	-	-	3,031	-	3,031
Total reclassifications to net income	-	-	(86,749)	-	(86,749)

Other comprehensive income (loss) before income taxes	-	(6)	(8,880)	-	(8,886)
Income tax benefit (expense)	-	2	(61)	-	(59)
Other comprehensive income (loss)	-	(4)	(8,941)	-	(8,945)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(8,945)	113	109	8,723	-
Comprehensive income	$318,283	$55,399	$405,803	$(461,202)	$318,283

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(15,010)	$(12,703)	$43,559	$(619)	$15,227

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	-	-	88,629	-	88,629
Short-term investments	-	-	6,613	-	6,613
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	41	130,465	-	130,506
Short-term investments	-	-	126,795	-	126,795
Acquisitions of:
Fixed maturity available-for-sale securities	-	(45,026)	(55,000)	-	(100,026)
Short-term investments	-	-	(66,036)	-	(66,036)
Dividends from subsidiaries	264,000	75,000	-	(339,000)	-
Net cash provided by (used in) investing activities	264,000	30,015	231,466	(339,000)	186,481

Financing Activities:
Dividends paid to common shareholders	(8,329)	-	(339,000)	339,000	(8,329)
Repurchase of common shares	(215,684)	-	-	-	(215,684)
Proceeds from share-based compensation, including income tax benefits	394	-	-	619	1,013
Net cash provided by (used in) financing activities	(223,619)	-	(339,000)	339,619	(223,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(8,142)	-	(8,142)
Net increase (decrease) in cash and cash equivalents	25,371	17,312	(72,117)	-	(29,434)
Cash and cash equivalents at beginning of year	88,402	230,818	1,145,198	-	1,464,418
Cash and cash equivalents at end of year	$113,773	$248,130	$1,073,081	$-	$1,434,984

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 11, 2015, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, as contained in the annual report on Form 10-K for the year 2014.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Limited
Hamilton, Bermuda
February 11, 2015

SCHEDULE I
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2014
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$136,919	$138,812	$138,812
States, municipalities and political subdivisions	1,099,214	1,187,918	1,187,918
Non-U.S. governments	112,741	115,651	115,651
Non-U.S. corporate	46,150	47,698	47,698
Public utilities	72,111	75,593	75,593
All other corporate	297,806	307,382	307,382
Total fixed maturity securities	1,764,941	1,873,054	1,873,054
Short-term investments	-	-	-
Total investments	$1,764,941	$1,873,054	$1,873,054

* Original cost of fixed maturities securities is reduced by repayments and other-than-temporary-impairment changes and adjusted for amortization of premiums or accretion of discounts.

See accompanying report of the independent registered public accounting firm.

SCHEDULE II
Platinum Underwriters Holdings, Ltd.
Condensed Financial Information of Registrant
Condensed Balance Sheets – Parent Company Only
December 31, 2014 and 2013
($ in thousands, except share data)

	2014	2013
ASSETS
Investment in subsidiaries	$1,627,917	$1,658,425
Cash and cash equivalents	113,773	88,402
Inter-company receivables	11,246	9,739
Other assets	2,253	2,135
Total assets	$1,755,189	$1,758,701

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Other liabilities	$17,164	$11,994
Total liabilities	$17,164	$11,994
Shareholders' equity
Common shares, $0.01 par value, 200,000,000 shares authorized	$248	$281
24,840,539 and 28,142,977 shares issued and outstanding, respectively.
Additional paid-in capital	2,415	10,711
Accumulated other comprehensive income	92,689	48,084
Retained earnings	1,642,673	1,687,631
Total shareholders' equity	$1,738,025	$1,746,707
Total liabilities and shareholders' equity	$1,755,189	$1,758,701

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
Condensed Financial Information of Registrant
Condensed Statements of Operations – Parent Company Only
For the years ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
Revenue:
Net investment income	$34	$24	$10
Other income (expense)	5,672	6,737	5,481
Total revenue	5,706	6,761	5,491

Expenses:
Operating expenses	29,206	26,313	24,733
Total expenses	29,206	26,313	24,733

Income (loss) before income taxes	(23,500)	(19,552)	(19,242)
Income tax expense (benefit)	-	-	-
Income (loss) before equity in earnings of subsidiaries	(23,500)	(19,552)	(19,242)
Equity in earnings of subsidiaries	188,268	242,830	346,470
Net income	$164,768	$223,278	$327,228

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
Condensed Financial Information of Registrant
Condensed Statements of Comprehensive Income – Parent Company Only
For the years ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
Net income	$164,768	$223,278	$327,228

Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	44,605	(89,606)	(8,945)

Comprehensive income	$209,373	$133,672	$318,283

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows – Parent Company Only
For the years ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
Net cash provided by (used in) operating activities	$(15,010)	$(9,510)	$(10,275)

Investing Activities:
Dividends from subsidiaries	264,000	318,300	155,000
Acquisitions of furniture, equipment and other assets	-	(957)	-
Net cash provided by (used in) investing activities	264,000	317,343	155,000

Financing Activities:
Dividends paid to common shareholders	(8,329)	(9,434)	(10,747)
Repurchase of common shares	(215,684)	(303,294)	(115,702)
Proceeds from share-based compensation	394	22,693	4,537
Net cash provided by (used in) financing activities	(223,619)	(290,035)	(121,912)

Net increase (decrease) in cash and cash equivalents	25,371	17,798	22,813
Cash and cash equivalents at beginning of year	88,402	70,604	47,791
Cash and cash equivalents at end of year	$113,773	$88,402	$70,604

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying report of the independent registered public accounting firm.

SCHEDULE III
Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
 ($ in thousands)

Period	Deferred Policy Acquisition Costs	Net Unpaid Losses and Loss Adjustment Expenses	Net Unearned Premiums	Net Earned Premiums	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs (2)	Other Operating Expenses (3)	Net Written Premiums
Year ended December 31, 2014:
Property and Marine	$4,709	$256,061	$19,326	$211,640		$69,779	$40,074	$31,087	$207,867
Casualty	20,219	1,105,800	77,085	267,224		95,080	66,404	22,022	259,809
Finite Risk	2,664	71,027	12,958	27,772		18,542	7,326	1,310	24,392
Total	$27,592	$1,432,888	$109,369	$506,636	$69,421	$183,401	$113,804	$54,419	$492,068

Year ended December 31, 2013:
Property and Marine	$6,111	$357,973	$23,553	$222,010		$34,421	$38,342	$30,898	$229,507
Casualty	21,817	1,243,961	85,377	297,888		115,888	71,648	23,149	295,668
Finite Risk	3,175	68,237	16,338	33,515		17,137	13,777	1,439	41,946
Total	$31,103	$1,670,171	$125,268	$553,413	$72,046	$167,446	$123,767	$55,486	$567,121

Year ended December 31, 2012:
Property and Marine	$4,216	$557,481	$16,222	$253,604		$132,580	$34,342	$31,140	$256,182
Casualty	22,275	1,336,251	87,171	294,122		43,763	68,987	22,937	287,112
Finite Risk	1,621	63,953	7,906	18,770		7,317	12,108	1,105	21,706
Total	$28,112	$1,957,685	$111,299	$566,496	$99,947	$183,660	$115,437	$55,182	$565,000

(1)	The Company does not manage its investments by segment and, accordingly, net investment income is not allocated to each segment.
(2)	Amounts represent the net acquisition expenses in the accompanying Consolidated Statements of Operations and include total deferred acquisition costs amortized of $86.4 million, $92.0 million and $86.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(3)	Amounts exclude corporate expenses not allocated to segments of $28.9 million, $27.2 million, and $25.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying report of the independent registered public accounting firm.

SCHEDULE IV
Platinum Underwriters Holdings, Ltd.
Reinsurance
 ($ in thousands)

Description	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums written:
Year ended December 31, 2014:
Property and Marine	$-	$12,594	$220,461	$207,867	106.1%
Casualty	-	4,465	264,274	259,809	101.7%
Finite Risk	-	-	24,392	24,392	100.0%
Total	$-	$17,059	$509,127	$492,068	103.5%
Year ended December 31, 2013:
Property and Marine	$-	$10,942	$240,449	$229,507	104.8%
Casualty	-	1,698	297,366	295,668	100.6%
Finite Risk	-	-	41,946	41,946	100.0%
Total	$-	$12,640	$579,761	$567,121	102.2%
Year ended December 31, 2012:
Property and Marine	$-	$4,636	$260,818	$256,182	101.8%
Casualty	-	88	287,200	287,112	100.0%
Finite Risk	-	-	21,706	21,706	100.0%
Total	$-	$4,724	$569,724	$565,000	100.8%

See accompanying report of the independent registered public accounting firm.